Form 10-Q/A
period 2021-06-30
MeridianLink, Inc.
filed 2021-09-24
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
 10-Q/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-40680

MeridianLink, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0849406
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Sunflower Avenue , #200, Costa Mesa , CA	92626
(Address of Principal Executive Offices)	(Zip Code)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-Q/A
(this “Amendment”) amends MeridianLink, Inc.’s Quarterly Report on Form
10-Q
for the period ended June 30, 2021 (the “Form
10-Q”)
originally filed with the Securities and Exchange Commission on September 7, 2021. This Amendment is being filed, under the permitted 30 day grace period in accordance with Rule 405 of Regulation
S-T,
solely to include omitted Inline eXtensible Business Reporting Language (iXBRL). Interactive Data Files have been added as Exhibit 101 and Exhibit 104 to this Amendment.
Additionally, this filing includes updated Chief Executive Officer and Chief Financial Officer certifications filed as Exhibits 31.1, 31.2, 32.1, and 32.2. No other changes have been made to the Form
10-Q.
This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the originally filed Form
10-Q.

MeridianLink, Inc.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PROJECT ANGEL PARENT, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except unit and per unit data)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$29,236	$37,739
Restricted cash	2,221	2,142
Accounts receivable, net of allowance for doubtful accounts	29,086	22,358
Prepaid expenses and other current assets	9,322	5,812
Related party receivable from sellers of MeridianLink	—	4,123

Total current assets	69,865	72,174
Property and equipment, net	7,105	7,600
Intangible assets, net	320,162	328,032
Deferred tax assets, net	5,121	9,484
Goodwill	565,054	542,965
Other assets	3,043	3,450

Total assets	$970,350	$963,705

Liabilities and Members’ Deficit
Current liabilities:
Accounts payable	$2,400	$2,257
Accrued liabilities	21,730	21,070
Deferred revenue	21,094	10,873
TazWorks, LLC purchase liability	—	85,646
Related party liability due to sellers of MeridianLink	—	30,000
Payable due to sellers of Teledata Communications, Inc.	2,142	—
Current portion of long-term debt, net of debt issuance costs	1,757	2,955

Total current liabilities	49,123	152,801
Long-term debt, net of debt issuance costs	613,095	516,877
Deferred rent	456	543
Other long-term liabilities	127	—

Total liabilities	662,801	670,221

Commitments and contingencies (Note 4)
Class A preferred units, no par value, unlimited units authorized , 319,859 and 319,913 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; liquidation preference of $420,706 and $402,607 as of June 30, 2021 and December 31, 2020, respectively	319,859	319,913
Members’ Deficit
Class B common units, no par value, unlimited units authorized, 52,112,904 and 51,492,805 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	9	—
Additional paid-in capital	3,368	3,909
Accumulated deficit	(15,687)	(30,338)

Total members’ deficit	(12,310)	(26,429)

Total liabilities, preferred units, and members’ deficit	$970,350	$963,705

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
I
n
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

PROJECT ANGEL PARENT, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company
.
Note 2 – Summary of Significant Accounting Policies
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

Lending Software Solutions accounted for 66% of total revenues for both
the three months ended June 30, 2021 and 2020. Lending Software Solutions accounted for 65% and 68% of total revenues for the six months e nded June
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
Property and Equipment
The Company records property and equipment at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset Category	Life (years)
Computer equipment and software	3 – 5 years
Office equipment and furniture	3 – 7 years
Buildings	25 years
Leasehold improvement s	Shorter of the lease term and the estimated useful lives of the assets
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
Impairment of Long-Lived Assets
Identifiable intangible assets with finite lives, such as developed technology, customers relationships, trademarks, and non-
agreements, are amortized over their estimated useful lives on either a straight-line or accelerated basis, depending on the nature of the intangible asset.
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

S
ignificant
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

PROJECT ANGEL PARENT, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

Assets Recognized from Costs to Obtain a Contract with a Customer
The Company capitalizes sales commissions related to its customer agreements because the commission charges are so closely related to the revenues from the noncancelable customer agreements that they should be recorded as an asset and charged to expense over the expected period of customer benefit. The Company capitalizes commissions and bonuses for those involved in the sale of our SaaS offerings, including direct employees and indirect supervisors, as these are incremental to the sale. The Company begins amortizing deferred costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit, which the Company estimates to be three years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor’s product, all of which are governed by the estimated useful life of the technology. Current costs are included in prepaid expenses and other current assets, and non-current
costs are included in other assets on the accompanying condensed consolidated balance sheets. There was no impairment of assets related to deferred commissions during the three and six months ended June 30, 2021 and 2020
.
The Company applies a practical expedient to expense costs to obtain a contract with a customer, as incurred, when the amortization period would have been one year or less.
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
Related Party Transactions
.

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
Class A Units
Voting Rights
—Class A Units did not have voting, approval, or consent rights under the Members’ Agreement.
Conversion Rights
—Class A Units did not have any conversion rights into common units.
Preferred Return
—The Class A preferred unitholders were entitled to a cumulative preferred return at a rate of 9% per annum (“Preferred Return”), compounding on a quarterly basis, on Unpaid Return (“Unpaid Return” means an amount equal to the excess of the aggregate Class A Preferred Return accrued on such Class A Units for all prior periods, over the aggregate amount of prior distributions made by the Company related to such Preferred Return) plus Unreturned Capital (“Unreturned Capital” means aggregate contributions made in exchange for Class A Units reduced by distributions made by the Company) to such unitholders for all prior quarterly periods.
Liquidation Preference
—The Class A preferred unitholders were entitled to liquidation preference over Class B Units. The distribution would first be made to the Class A Unpaid Return on such unitholder’s outstanding Class A preferred units until the Class A Unpaid Return was
 zero, and then to the Class A Unreturned Capital (at $1,000 per unit) with respect to such unitholder’s Class A preferred units held until the Class A Unreturned Capital was
 zero. Any remaining amounts would be distributed pro rata among holders of Class B Units based on the outstanding Class B Units held at the time of such distribution. Therefore, all Class A unitholders had first priority with regard to any distributions made by the Company to its unitholders, whether the result of a liquidation event (such as a sale or dissolution of the Company) or the result of a distribution elected by the board of managers of the Company. The liquidation preference provisions related to the Class A Units were considered contingent redemption provisions and the deemed liquidation events were not solely within the control of the Company, such as a sale or change in control of the Company. Accordingly, the Company has presented the Class A Units within the mezzanine portion of the accompanying consolidated balance sheet. However, the Class A Units were not considered currently redeemable because redemption is contingent on the sale of the Company (or similar change of control event), whereas the identification of a market participant willing to purchase the Company for consideration in an amount sufficient to distribute the redemption amount to the holders of the Class A Units was not considered probable. As a result, the Company has not recorded the Preferred Return on the Class A Units within the accompanying condensed consolidated statements of preferred units and members’ deficit.
Repurchase Rights
—In accordance with the terms and conditions of certain investor unit agreements, co-invest
unit agreements, or other incentive unit agreements entered into between the Company and its unitholders, the Class A Units were subject to repurchase at the election of the Company, Thoma Bravo, or another related party upon the unitholder’s termination or in connection with a sale of the Company. The repurchase price for each Class A Unit was the fair market value of such unit as of the date of repurchase; provided, however, that if the unitholder was terminated for cause, the repurchase price would be the lesser of the unitholder’s original cost for such unit and the fair market value of such unit.
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
On April 1
,
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

Assets acquired:
Cash and cash equivalents	$2,451
Restricted cash	104
Accounts receivable, net	4,174
Prepaid expenses and other current assets	121
Property and equipment, net	371
Goodwill	22,042
Intangible assets	13,700

Total assets acquired	42,963

Liabilities assumed:
Accounts payable	210
Accrued compensation and benefits	2,191
Accrued expenses	754
Deferred tax liabilit y	521
Notes payable (PPP Loan)	775

Total liabilities assumed	4,451

Fair value of assets acquired and liabilities assumed	$38,512

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
Results of Operations
Consolidated Statements of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

Consolidated statements of operations data	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and unit and per share and per unit amounts)	2021	2020	2021	2020
Revenues, net	$68,474	$49,535	$136,285	$93,153
Cost of revenues:
Subscription and services (1)	17,997	12,114	34,611	23,249
Amortization of developed technology	3,109	2,131	5,971	4,204

Total cost of revenues	21,106	14,245	40,582	27,453

Gross profit	47,368	35,290	95,703	65,700
Operating expenses:
General and administrative (1)	16,622	13,693	34,967	27,318
Research and development (1)	7,288	4,726	14,274	9,033
Sales and marketing (1)	4,224	2,177	7,823	4,201

Total operating expenses	28,134	20,596	57,064	40,552

Operating income	19,234	14,694	38,639	25,148
Other (income) expense, net:
Other income	(10)	(23)	(30)	(24)
Interest expense, net	9,846	8,517	19,908	17,374

Total other expense, net	9,836	8,494	19,878	17,350

Income before provision for income taxes	9,398	6,200	18,761	7,798
Provision for income taxes	1,966	1,304	4,098	1,576

Net income	$7,432	$4,896	$14,663	$6,222

Class A preferred return	(9,232)	(8,462)	(18,165)	(16,747)

Net loss attributable to common unitholders	$(1,800)	$(3,566)	$(3,502)	$(10,525)

Weighted average units outstanding – basic and diluted	52,015,526	51,248,738	51,843,086	51,024,837
Loss per common unit – basic and diluted	(0.03)	(0.07)	(0.07)	(0.21)

(1)	Includes unit-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$93	$28	$165	$55
General and administrative	353	485	706	958
Research and development	82	88	164	159
Sales and marketing	137	72	273	141

Total unit-based compensation expense	$665	$673	$1,308	$1,313

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenues, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues, net	$68,474	$49,535	$18,939	38%	$136,285	$93,153	$43,132	46%
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
Wayfair
, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of
Wayfair
) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state
sellers. The Supreme Court’s
Wayfair
decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state
sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors and decrease our future sales, which could adversely impact our business and results of operations. New taxes could also require us to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance and audit requirements could have an adverse effect on our business, financial condition, and results of operations.
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
As of September 1
, 2021, Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owns in the aggregate 50.3% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy and would have sufficient voting power to determine the outcome of all matters requiring stockholder approval. These matters may include:

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
Item 3. Default upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed on September 7, 2021).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Form S-1 filed on April 30, 2021)

4.1	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 filed on April 30, 2021)

4.2	Registration Rights Agreement, dated May 31, 2018, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 filed on April 30, 2021)

31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1 †	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 †	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1NS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MERIDIANLINK, INC.

Dated: September 24, 2021	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: September 24, 2021	By:	/s/ Chad Martin
	Name:	Chad Martin
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)