Form 10-Q
period 2021-09-30
MeridianLink, Inc.
filed 2021-11-03
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_______
Commission file number 001-40680
____________________________
MeridianLink, Inc.
(Exact Name of Registrant as Specified in its Charter)
______________________________

Delaware	33-0849406
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Sunflower Avenue, #200, Costa Mesa, CA	92626
(Address of Principal Executive Offices)	(Zip Code)
(714) 708-6950
(Registrant’s Telephone Number, Including Area Code)
______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	MLNK	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of November 1, 2021 there were 80,479,375 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MeridianLink, Inc.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited)	4

	Condensed Consolidated Statements of Preferred Units and Stockholders' Equity / Members’ Deficit for the three and nine months ended September 30, 2021 and 2020 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4.	Controls and Procedures	53

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83

Item 3.	Defaults Upon Senior Securities	83

Item 4.	Mine Safety Disclosures	83

Item 5.	Other Information	83

Item 6.	Exhibits	84

	Signatures	85

Special Note about Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report on Form 10-Q and those included within our prospectus dated July 27, 2021 (“Prospectus”) and as filed with the SEC on July 28, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”). These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, revenue mix and ability to achieve and maintain future profitability;
•our ability to execute on our strategies, plans, objectives and goals;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our ability to develop and protect our brand;
•our ability to effectively manage privacy and information and data security;
•increases in spending by financial institutions on cloud-based technology;
•anticipated trends and growth rates in our business and in the markets in which we operate;
•our ability to maintain and expand our customer base and our partner network;
•our ability to sell our applications and expand internationally;
•our ability to comply with laws and regulations;
•our ability to anticipate market needs and successfully develop new and enhanced solutions to meet those needs;
•the impact of the COVID-19 pandemic on our industry, business and results of operations;
•our ability to successfully identify, acquire and integrate complementary businesses and technologies;
•our ability to hire and retain necessary qualified employees to grow our business and expand our operations;
•the evolution of technology affecting our applications, platform and markets;
•economic and industry trends;
•seasonal fluctuations in consumer borrowing trends;
•our ability to adequately protect our intellectual property; and
•our ability to service our debt obligations.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIANLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share/unit and per share/unit data)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$93,029	$37,739
Restricted cash	—	2,142
Accounts receivable, net of allowance for doubtful accounts	28,565	22,358
Prepaid expenses and other current assets	10,712	5,812
Related party receivable from sellers of MeridianLink	—	4,123
Total current assets	132,306	72,174
Property and equipment, net	6,300	7,600
Intangible assets, net	309,454	328,032
Deferred tax assets, net	3,811	9,484
Goodwill	565,048	542,965
Other assets	3,247	3,450
Total assets	$1,020,166	$963,705

Liabilities and Stockholders’ Equity/Members’ Deficit
Current liabilities:
Accounts payable	$1,175	$2,257
Accrued liabilities	22,322	21,070
Deferred revenue	20,889	10,873
TazWorks, LLC purchase liability	—	85,646
Related party liability due to sellers of MeridianLink	—	30,000
Current portion of long-term debt, net of debt issuance costs	—	2,955
Total current liabilities	44,386	152,801
Long-term debt, net of debt issuance costs	419,890	516,877
Deferred rent	425	543
Other long-term liabilities	77	—
Total liabilities	464,778	670,221
Commitments and contingencies (Note 4)
Class A preferred units, no par value; unlimited units authorized, 319,913 units issued and outstanding as of December 31, 2020; liquidation preference of $402,607 as of December 31, 2020	—	319,913
Stockholders’ Equity/Members’ Deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized at September 30, 2021; zero shares issued and outstanding at September 30, 2021	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 79,528,555 shares issued and outstanding at September 30, 2021	79	—
Class B common units, no par value; unlimited units authorized, 51,492,805 units issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	592,448	3,909
Accumulated deficit	(37,139)	(30,338)
Total stockholders’ equity/members’ deficit	555,388	(26,429)
Total liabilities, preferred units, and stockholders’ equity/members’ deficit	$1,020,166	$963,705
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share/unit and per share/unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, net	$67,367	$52,254	$203,652	$145,407
Cost of revenues:
Subscription and services	23,467	12,660	58,078	35,909
Amortization of developed technology	3,219	2,213	9,190	6,417
Total cost of revenues	26,686	14,873	67,268	42,326
Gross profit	40,681	37,381	136,384	103,081
Operating expenses:
General and administrative	29,917	12,975	64,884	40,293
Research and development	13,533	4,549	27,807	13,582
Sales and marketing	5,994	2,304	13,817	6,505
Total operating expenses	49,444	19,828	106,508	60,380
Operating income (loss)	(8,763)	17,553	29,876	42,701
Other (income) expense, net:
Other (income) expense	(9)	7	(39)	(17)
Interest expense, net	7,165	8,659	27,073	26,033
Loss on debt repayment	4,351	—	4,351	—
Total other expense, net	11,507	8,666	31,385	26,016
Income (loss) before provision for income taxes	(20,270)	8,887	(1,509)	16,685

Provision for income taxes	1,176	1,869	5,274	3,445
Net income (loss)	$(21,446)	$7,018	$(6,783)	$13,240

Class A preferred return	(2,780)	(8,733)	(20,944)	(25,480)
Net loss attributable to common stockholders	$(24,226)	$(1,715)	$(27,727)	$(12,240)

Weighted average common stock outstanding – basic and diluted	71,697,083	51,283,143	58,495,073	51,111,568
Net loss per share – basic and diluted	$(0.34)	$(0.03)	$(0.47)	$(0.24)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
(unaudited)
(in thousands, except share/unit and per share/unit data)

	Class A Preferred Units		Class B Common Units		Common Stock				Stockholders’ Equity / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit
Balance at December 31, 2020	319,913	$319,913	51,492,805	$—	—	$—	$3,909	$(30,338)	$(26,429)
Payment of Class A units cumulative preferred return	—	—	—	—	—	—	—	(12)	(12)
Vesting of Class B carried equity units	—	—	575,004	38	—	—	—	—	38
Repurchase of vested units	(54)	(54)	(103,421)	(38)	—	—	(1,849)	—	(1,887)
Unit-based compensation expense	—	—	—	—	—	—	643	—	643
Net income	—	—	—	—	—	—	—	7,231	7,231
Balance at March 31, 2021	319,859	$319,859	51,964,388	$—	—	$—	$2,703	$(23,119)	$(20,416)
Vesting of Class B carried equity units	—	—	148,516	9	—	—	—	—	9
Unit-based compensation expense	—	—	—	—	—	—	665	—	665
Net income	—	—	—	—	—	—	—	7,432	7,432
Balance at June 30, 2021	319,859	$319,859	52,112,904	$9	—	$—	$3,368	$(15,687)	$(12,310)
Effect of Corporate Conversion (Note 1)	(319,859)	(319,859)	(52,112,904)	(9)	68,720,140	69	319,799	(6)	319,853
Issuance of common stock in connection with initial public offering, net of underwriters’ discounts and commissions and issuance costs	—	—	—	—	10,000,000	10	242,354	—	242,364
Issuance of common stock due to exercise of stock options	—	—	—	—	213,408	—	1,317	—	1,317
Vesting of restricted stock awards (formerly Class B carried equity units)	—	—	—	—	573,316	—	38	—	38
Vesting of restricted stock units (“RSU”)	—	—	—	—	21,691	—	—	—	—
Stock/unit-based compensation expense	—	—	—	—	—	—	25,572	—	25,572
Net loss	—	—	—	—	—	—	—	(21,446)	(21,446)
Balance at September 30, 2021	—	$—	—	$—	79,528,555	$79	$592,448	$(37,139)	$555,388

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
(unaudited)
(in thousands, except share/unit and per share/unit data)

	Class A Preferred Units		Class B Common Units				Total Members’ Deficit
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit
Balance at December 31, 2019	320,820	$320,820	50,732,795	$1,371	$1,791	$(39,353)	$(36,191)
Payment of Class A units cumulative preferred return	—	—	—	—	—	(4)	(4)
Vesting of Class B carried equity units	—	—	217,634	14	—	—	14
Repurchase of vested units	(30)	(30)	(25,954)	(157)	—	—	(157)
Unit-based compensation expense	—	—	—	—	640	—	640
Net income	—	—	—	—	—	1,326	1,326
Balance at March 31, 2020	320,790	$320,790	50,924,475	$1,228	$2,431	$(38,031)	$(34,372)
Payment of Class A units cumulative preferred return	—	—	—	—	—	(131)	(131)
Vesting of Class B carried equity units	—	—	579,505	39	—	—	39
Repurchase of vested units	(870)	(870)	(208,431)	(1,263)	—	—	(1,263)
Unit-based compensation expense	—	—	—	—	673	—	673
Net income	—	—	—	—	—	4,896	4,896
Balance at June 30, 2020	319,920	$319,920	51,295,549	$4	$3,104	$(33,266)	$(30,158)
Vesting of Class B carried equity units	—	—	158,294	11	—	—	11
Repurchase of vested units	—	—	(114,058)	(15)	(679)	—	(694)
Unit-based compensation expense	—	—	—	—	745	—	745
Net income	—	—	—	—	—	7,018	7,018
Balance at September 30, 2020	319,920	$319,920	51,339,785	$—	$3,170	$(26,248)	$(23,078)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(6,783)	$13,240
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,654	29,529
Provision for doubtful accounts	—	300
Amortization of debt issuance costs	2,551	953
Stock/unit-based compensation expense	26,835	2,058
Loss on disposal of fixed assets	524	72
Loss on sublease liability	405	—
Loss on debt repayment	4,351	—
Other adjustments	(18)	—
Deferred income taxes	4,992	3,329
Changes in operating assets and liabilities:
Accounts receivable	(2,033)	(4,660)
Prepaid expenses and other assets	(6,179)	(1,063)
Accounts payable	(961)	1,825
Accrued liabilities	(2,271)	559
Deferred revenue	10,016	9,091
Deferred rent	(71)	(52)
Net cash provided by operating activities	69,012	55,181
Cash flows from investing activities:
Acquisitions, net of cash acquired – TazWorks, LLC	(85,420)	—
Acquisitions, net of cash acquired – Saylent Technologies, Inc	(35,945)	—
Capitalized software additions	(3,590)	(2,163)
Purchases of property and equipment	(692)	(3,403)
Net cash used in investing activities	(125,647)	(5,566)
Cash flows from financing activities:
Repurchases of Class A Units	(54)	(900)
Repurchases of Class B Units	(1,887)	(2,114)
Proceeds from initial public offering, net of underwriters’ discounts and commissions	247,227	—
Proceeds from exercise of stock options	1,317	—
Payment due to effect of corporate conversion	(6)	—
Proceeds from long-term debt	100,000	—
Principal payments of long-term debt	(202,590)	(3,117)
Payments of debt issuance costs	(1,970)	—
Payments of financing obligation due to related party	—	(81)
Payments of Class A cumulative preferred return	(12)	(135)
Payments of deferred offering costs	(4,435)	—
Payment to sellers of Teledata Communications, Inc	(2,142)	—
Holdback payment to sellers of MeridianLink	(25,665)	—
Net cash provided by (used in) financing activities	109,783	(6,347)
Net increase in cash, cash equivalents and restricted cash	53,148	43,268
Cash, cash equivalents and restricted cash, beginning of period	39,881	97,770
Cash, cash equivalents and restricted cash, end of period	$93,029	$141,038
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$93,029	$141,038
Restricted cash	—	—
Cash, cash equivalents, and restricted cash	$93,029	$141,038

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$24,549	$25,326
Cash paid for income taxes	239	69
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$102
Stock-based compensation expense capitalized to software additions	45	—
Deferred offering costs in prepaid expenses and other current assets at December 31, 2020 offsetting payments of deferred offering costs	423	—
Vesting of Restricted stock awards and RSUs	85	64
Effect of corporate conversion (Note 1)	320	—
Related party receivable net against holdback payment to prior shareholders	4,335	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Organization and Description of Business
MeridianLink, Inc., and its wholly-owned subsidiaries, (collectively the “Company”) provides secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users. The Company sells its solutions to financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and consumer reporting agencies. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service (“SaaS”) model under which its customers pay subscription fees for the use of the Company’s solutions. The Company is controlled by its majority stockholder, which is represented by various investment funds of Thoma Bravo L.P. (“Thoma Bravo”). The Company is headquartered in Costa Mesa, California, and has offices in Oregon, Louisiana, and Georgia.
Corporate Conversion
Prior to July 27, 2021, the Company operated as a Delaware limited liability company under the name Project Angel Parent, LLC (“Parent”), which directly and indirectly held all the equity interests in its operating subsidiaries. On May 31, 2018, a subsidiary of Parent acquired all the outstanding common stock of MeridianLink, Inc. (“MeridianLink”). Under the terms of the Amended and Restated Limited Liability Company Operating Agreement (“Agreement”), dated as of May 31, 2018, of Parent, the members were not obligated for debt, liabilities, contracts or other obligations of Parent. Profits and losses were allocated to members as defined in the Agreement.
On July 27, 2021, prior to the effectiveness of the registration statement for the Company’s initial public offering, MeridianLink, the then operating company and the indirect wholly owned subsidiary of Project Angel Parent, LLC, changed its name to ML California Sub, Inc, and Project Angel Parent, LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to MeridianLink, Inc. As a result of the corporate conversion, MeridianLink, Inc. succeeded to all property and assets and debts and obligations of Project Angel Parent, LLC. Effective July 27, 2021, MeridianLink, Inc. is governed by its certificate of incorporation filed with the Delaware Secretary of State and its bylaws.
Upon its conversion into a corporation, the Company converted each of its outstanding Class A preferred units (“Class A Units”) into a number of shares of common stock equal to the result of the accrued preferred return price per Class A Unit divided by the per share of common stock conversion price determined by the board of directors of $25.50. The preferred return price for each Class A Unit is equal to the future value of $1,000 at a 9% interest rate compounded quarterly over the time passed since the issuance of such unit. Upon the Company’s conversion into a corporation, the outstanding Class A Units converted into an aggregate of 16,607,235 shares of common stock. Additionally, all the outstanding Class B common units (“Class B Units”) converted into an aggregate of 53,646,668 shares of common stock on a one-for-one basis and were reclassified to permanent equity. There were 1,533,763 of such shares that remained subject to future vesting and were not included in the outstanding shares as of September 30, 2021. Following the Corporate Conversion there were no units of Class A Preferred Units outstanding.
The effects of the events described in the preceding two paragraphs are collectively referred to as the “Corporate Conversion.”
Initial Public Offering and Reverse Stock Split
On July 28, 2021, the Company completed its initial public offering (“IPO”) through an underwritten sale of 13.2 million shares of its common stock, of which 10.0 million newly issued shares were sold by the Company at a price to the public of $26.00 per share. The Company received net proceeds of approximately $242.4 million after deducting approximately $17.6 million in underwriting discounts, commissions, and offering-related expenses.
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
In connection with the listing of the Company’s common stock on the NYSE, the Company entered into indemnification agreements with its directors and certain officers and employees that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors, officers, or employees.
In advance of the IPO, on July 16, 2021, the Company effected a 1-for-2 reverse unit split of the Company’s Class B Units, whereby every two Class B Units converted into one Class B unit. All Class B unit and per unit information included in the accompanying condensed consolidated financial statements have been adjusted to reflect this reverse unit split for all periods presented. Following the Corporate Conversion, there were no units of Class B Units outstanding.
Novel Coronavirus (COVID-19)
In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) outbreak as a pandemic. The Company's operating results depend significantly on the demand by customers. While the Company has not seen a significant negative impact on the demand for its subscription and services resulting from the COVID-19 outbreak as of the date of these financial statements, if the outbreak causes weakness in national, regional, and local economies that negatively impact the demand for services and/or increase bad debts, the Company's business, financial condition, liquidity, results of operations and prospects could be adversely impacted in 2021 and potentially beyond. To date, the Company has not experienced any significant effects on our partners or bad debts related to customer receivables.
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security (CARES) Act.” The Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company's income tax provision in 2020 and 2021. To date, the Company has elected to defer employer social security payments until the fourth quarter of 2021 when they will begin to be repaid. In addition, as part of the Company’s acquisition of Teledata Communications, Inc. (“TCI”), the Company assumed a $1.8 million liability within current portion of long-term debt, net of issuance costs and a $0.3 million liability within long-term debt, net of issuance costs, as of December 31, 2020 related to an outstanding preacquisition Paycheck Protection Program (“PPP”) loan. As a condition of the purchase agreement, the funds were escrowed to cover the outstanding loan balance in the event that TCI did not receive full forgiveness of the loan. The loan was forgiven by the Small Business Association (“SBA”) in June 2021. In August 2021, $2.1 million held in escrow and classified as restricted cash on the Company’s condensed consolidated balance sheets was released to the sellers of TCI, which was a condition of the acquisition agreement.
The Company continues to evaluate market and economic conditions surrounding the COVID-19 pandemic as well as current and potential impacts on the Company’s business and financial position. Due to the unpredictable circumstances, however, the Company cannot reasonably estimate such impacts on future financial results at this time.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
In the Company's opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2020 included within the Company’s Prospectus dated July 27, 2021 and as filed with the Securities and Exchange Commission (“SEC”) on July 28, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”). The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other period.
There have been no changes to the Company’s significant accounting policies described in the Company’s Prospectus that have had a material impact on its interim condensed consolidated financial statements and related notes.
Operating and Reportable Segment
The Company operates and manages its business and financial information on a consolidated basis for the purposes of evaluating financial performance and the allocation of resources. The Company's management determined that it operates in one operating and reportable segment that is focused exclusively on providing cloud-based digital solutions in the United States. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources, and assess performance. The Company's CODM is the chief executive officer. The results of operations provided to and analyzed by the CODM are at the consolidated level and accordingly, key resource decisions and assessment of performance are performed at the consolidated level. The Company assesses its determination of operating segments at least annually.
The following table disaggregates the Company’s net revenues by solution type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lending Software Solutions	$44,657	$33,362	$133,034	$96,700
Data Verification Software Solutions	22,710	18,892	70,618	48,707
Total	$67,367	$52,254	$203,652	$145,407
Lending Software Solutions accounted for 66% and 64% of total revenues for the three months ended September 30, 2021 and 2020, respectively. Lending Software Solutions accounted for 65% and 67% of total revenues for the nine months ended September 30, 2021 and 2020, respectively. Data Verification Software Solutions accounted for 34% and 36% of total revenues for the three months ended September 30, 2021 and 2020, respectively. Data Verification Software Solutions accounted for 35% and 33% of total revenues for the nine months ended September 30, 2021 and 2020, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Business Combinations
The Company accounts for business combinations in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” The results of businesses acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the condensed consolidated statements of operations. The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with management’s determination of the fair values of assets acquired and liabilities assumed in a business combination. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date, changes in the estimated fair values of the net assets recorded may change the amount of the purchase price allocated to goodwill. During the measurement period, which expires one year from the acquisition date, changes to any purchase price allocations that are material to the Company’s consolidated financial results will be adjusted prospectively.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, standalone selling price, and other revenue items requiring significant judgment; share-based compensation; the fair value of acquired intangibles; the capitalization of software development costs; the useful lives of property and equipment and long-lived intangible assets; impairment of goodwill and long-lived assets; and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.
Accounting policies and estimates that most significantly impact the presented amounts within these financial statements are further described below:
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. As of September 30, 2021 and December 31, 2020, cash consisted of checking deposit accounts and demand deposit accounts. As of September 30, 2021, cash equivalents included $60.0 million held in a money market account. There were no cash equivalents held as of December 31, 2020.
Restricted Cash
Any cash that is legally or contractually restricted from immediate use is classified as restricted cash. The Company held no restricted cash as of September 30, 2021.
As of December 31, 2020, restricted cash included cash held in escrow to pay-off TCI’s outstanding PPP Loan in the event the loan was not forgiven by the SBA, as a part of the acquisition of TCI (see Note 11). The Company received notice in June 2021 that the entirety of the loan was forgiven by the SBA, and the Company subsequently released the cash held in escrow to the sellers of TCI in August 2021. As of December 31, 2020, prior to receiving forgiveness from the SBA, the corresponding liability was included within long- and short-term debt on the Company’s condensed consolidated balance sheets.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Fair Value of Financial Instruments
The Company accounts for certain of its financial assets at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
•Level 1 – Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
•Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 – Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents approximate fair value due to their high liquidity in actively quoted trading markets and their short maturities. The Company’s accounts receivable, related party receivable due from sellers of MeridianLink, accounts payable, accrued liabilities, related party liability due to sellers of MeridianLink, and deferred revenue approximate fair value due to their short maturities. The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt as of September 30, 2021 and December 31, 2020, based upon the interest rates that the Company believes it can currently obtain for similar debt. Certain trademark intangible assets were recorded at fair value as of December 31, 2020 in connection with the Company’s impairment testing. The inputs used to measure the fair value of these assets are primarily unobservable inputs and, as such, considered Level 3 fair value measurements. There were no assets or liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are invested in short-term and highly liquid investment-grade obligations, which are held in safekeeping by large and creditworthy financial institutions. Deposits in these financial institutions may exceed federally insured limits.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable includes billed and unbilled receivables, net of allowance for doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Allowance for doubtful accounts totaled $0.5 million and $0.6 million, and is classified as accounts receivable, net of allowance for doubtful accounts on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. Bad debt expense is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
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
Expenditures for maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Gains or losses on disposal of property and equipment are recognized in the period when the assets are sold or disposed of and the related cost and accumulated depreciation is removed from the accounts.
Goodwill
The Company evaluates and tests the recoverability of goodwill for impairment at least annually, on October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. The Company performs the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. The Company has one reporting unit. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company tests for impairment by comparing the estimated fair value of the reporting unit with its carrying amount. The Company estimates the fair value of the reporting unit using a “step one” analysis using a fair-value-based approach based on the Company’s market capitalization or a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Any excess of the carrying amount of the reporting unit’s goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. No goodwill impairment was recorded during the three and nine months ended September 30, 2021 and 2020.
Research and Development and Capitalized Software
For development costs related to internal use software, such as the Company’s subscription offerings, the Company follows guidance of ASC 350-40, “Internal Use Software.” ASC 350-40 sets forth the guidance for costs incurred for computer software developed or obtained for internal use and requires companies to capitalize qualifying computer software development costs, which are incurred during the application development stage. Once the application development stage is reached, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. These capitalized costs are to be amortized on a straight-line basis over the expected useful life of the software of three years. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. For the three months ended September 30, 2021 and 2020, the Company capitalized $1.4 million and $0.7 million, respectively, related to internally developed software costs. For the nine months ended September 30, 2021 and 2020, the Company capitalized $3.6 million and $2.2 million, respectively, related to internally developed software costs. Such capitalized costs related to developed technology are included within the intangible assets balance in the condensed consolidated balance sheets.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Deferred Offering Costs
Costs directly related to the Company’s IPO were capitalized and recorded on the accompanying condensed consolidated balance sheets until the IPO. These costs consisted of legal fees, accounting fees, and other applicable professional services incurred incrementally as a result of the IPO. Upon the closing of the IPO in July 2021, $4.9 million of deferred offering costs were reclassified to additional paid-in capital. As of December 31, 2020, $1.0 million of deferred offering costs were reported on the accompanying condensed consolidated balance sheets within prepaid expenses and other current assets.
Impairment of Long-Lived Assets
Identifiable intangible assets with finite lives, such as developed technology, customers relationships, trademarks, and non-competition agreements, are amortized over their estimated useful lives on either a straight-line or accelerated basis, depending on the nature of the intangible asset.
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
No impairment of long-lived assets was recorded during the three and nine months ended September 30, 2021 and 2020.
Cumulative Preferred Return
Prior to the Corporate Conversion, Class A preferred unitholders were entitled to a cumulative preferred return, as disclosed further in Note 6. At each reporting period-end, the Company evaluated whether the Class A Units were considered currently redeemable or probable of becoming redeemable in accordance with ASC 480-10, “Distinguishing Liabilities from Equity,” based on the facts and circumstances of the deemed liquidation events that would give rise to the redemption of the units. In accordance with the prescribed accounting literature, the Company would not record the cumulative preferred return in the condensed consolidated financial statements until the Company determined that such units were probable of becoming redeemable.
Upon the Corporate Conversion, the Company converted each of its outstanding Class A Units into a number of shares of common stock equal to the result of the accrued preferred return price per Class A Unit divided by the conversion price per share of common stock, as determined by the board of directors. Following the Corporate Conversion, there were no units of Class A Preferred Units outstanding. See Note 1 for further information on the Corporate Conversion.
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
Under ASC 606, “Revenue from Contracts with Customers,” revenue is recognized upon the transfer of control of a promised service to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those services, net of sales taxes. The Company applies the following five-step revenue recognition model in accounting for its revenue arrangements:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when or as the Company satisfies the performance obligations.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
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
The following table disaggregates the Company’s net revenues by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Subscription fees	$58,988	$46,808	$179,732	$129,579
Professional services	5,706	3,987	16,812	11,387
Other	2,673	1,459	7,108	4,441
Total revenues	$67,367	$52,254	$203,652	$145,407
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
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
Contract Balances
The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in contract liabilities consisting of deferred revenue. Deferred revenue represents billings under noncancellable contracts before the related product or service is transferred to the customer.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
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
Deferred Revenue
The deferred revenue balance consists of subscription and implementation fees which have been invoiced upfront and are recognized as revenue only when the revenue recognition criteria are met. The Company’s subscription contracts are typically invoiced to its customers annually, and revenue is recognized ratably over the service term. Implementation and service-based fees are most commonly invoiced 50% upfront and 50% upon completion. The Company believes that it is the passage of time that corresponds to the satisfaction of its subscription implementation and professional services performance obligations, so the appropriate measurement of progress is a time-based input method based on estimated or projected hours to complete the professional services. Accordingly, the Company’s deferred revenue balance does not include revenues for future years of multi-year noncancellable contracts that have not yet been billed and is considered current since the deferred balance will all be recognized within 12 months.
The changes in the Company’s deferred revenue as of September 30, 2021 and 2020 were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Deferred revenue, beginning balance	$10,873	$7,841
Billing of transaction consideration	213,668	154,499
Revenue recognized	(203,652)	(145,407)
Deferred revenue, ending balance	$20,889	$16,933
Assets Recognized from Costs to Obtain a Contract with a Customer
The Company capitalizes sales commissions related to its customer agreements because the commission charges are so closely related to the revenues from the noncancellable customer agreements that they should be recorded as an asset and charged to expense over the expected period of customer benefit. The Company capitalizes commissions and bonuses for those involved in the sale of our SaaS offerings, including direct employees and indirect supervisors, as these are incremental to the sale. The Company begins amortizing deferred costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit, which the Company estimates to be three years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology. Current costs are included in prepaid expenses and other current assets, and non-current costs are included in other assets on the accompanying condensed consolidated balance sheets. There was no impairment of assets related to deferred commissions during the three and nine months ended September 30, 2021 and 2020.
The Company applies a practical expedient to expense costs to obtain a contract with a customer, as incurred, when the amortization period would have been one year or less.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The following table represents the changes in contract cost assets (in thousands):

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$3,207	$1,635
Additions	2,832	1,288
Amortization	(1,014)	(479)
Ending balance	$5,025	$2,444
Contract cost assets, current	2,004	980
Contract cost assets, noncurrent	3,021	1,464
Total deferred contract cost assets	$5,025	$2,444
Cost of Revenues
Cost of revenues consists primarily of salaries and other personnel-related costs, including employee benefits, bonuses, and stock/unit-based compensation, for employees providing services to our customers. This includes the costs of our implementation, customer support, data center, and customer training personnel. Cost of revenues also includes the direct costs from third-party services included in our solutions, an allocation of general overhead costs, and the amortization of developed technology. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.
Marketing Costs
Marketing costs are expensed as incurred. Advertising and trade show expenses were $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. Advertising and trade show expenses are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.
Deferred Financing Fees
Deferred financing fees represent fees and other direct incremental costs incurred in connection with the Company's debt. Deferred financing fees are netted against the Company's debt. These amounts are amortized into interest expense over the estimated life of the debt using the effective interest method.
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
Stock/Unit-Based Compensation
The Company accounts for stock/unit-based compensation by estimating the fair value of stock/unit-based payment awards at the grant date. The Company estimates the fair value of its stock/unit options using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Calculating stock/unit-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock/unit-based awards, fair value per share, stock/unit price volatility, risk free interest rates, and the expected dividend yield of the Company’s common stock. Prior to the Company’s IPO, the Company utilized an independent valuation specialist to assist with the Company’s determination of the fair value per share. The methods used to determine the fair value per share included discounted cash flow analysis, comparable public company analysis, and comparable acquisition analysis. Starting in the third quarter of 2020 and until the Company’s IPO, the probability-weighted expected return method was used and considered multiple exit scenarios, including a near term IPO. The assumptions used in calculating the fair value of stock/unit-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, stock/unit-based compensation expense could be materially different in the future.

The Company accounts for forfeitures when they occur. The Company has elected to recognize stock/unit-based compensation expense for service-based awards on a straight-line basis over the service vesting period. The Company recognizes compensation expense for awards subject to performance conditions using the graded attribution method.
Net Loss Per Share
Basic net loss per share was computed by dividing the net loss attributable to the common stockholders by the weighted average number of common stock outstanding during the period, without the consideration for potential dilutive common stock. For the purpose of calculating basic net loss per share for the three and nine months ended September 30, 2021 and 2020, the Company adjusted net income or loss for cumulative dividends on the Class A preferred units (“preferred units”) that had accrued through the reporting period end date for 2020 interim periods and through the date of the Corporate Conversion on July 27, 2021. Net loss attributable to common stockholders is computed by deducting the dividends accumulated for the period on cumulative preferred units from net income or loss. If there was a net loss, the amount of the loss is increased by those preferred dividends.
For the purpose of calculating basic weighted average number of common stock outstanding during the three and nine months ended September 30, 2021 and 2020, the Company retroactively reflected the effects of the Corporate Conversion with respect to the outstanding Class B common units, which converted into common stock on a one-for-one basis. The conversion of the Company’s Class A preferred units into common stock was included in the basic weighted average number of common stock outstanding upon the date of the Corporate Conversion on a prospective basis during the three and nine months ended September 30, 2021.
Diluted net loss per share was computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Due to a net loss after adjusting for the cumulative dividends on the preferred units in the periods presented, all otherwise potentially dilutive securities were antidilutive. Accordingly, basic net loss per share equals diluted net loss per share for all periods presented in the accompanying condensed consolidated financial statements.
Recent Accounting Pronouncements
ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,”
Accounting Standard Update (“ASU”) 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard is effective for the Company for interim and annual reporting periods beginning after December 15, 2022; early adoption is permitted.
The Company elected to early adopt this standard effective January 1, 2021, and the adoption did not have a material impact on its condensed consolidated financial statements and disclosures.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Recent Accounting Pronouncements Not Yet Adopted
ASU No. 2016-02, “Leases” (Topic 842)
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
The Company intends to adopt the new standard for the fiscal year ended December 31, 2022, and interim periods beginning the following year, utilizing the optional transition approach to not apply Topic 842 in the comparative periods presented. Additionally, the Company intends to elect the package of practical expedients to not (1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. The Company is in the process of evaluating the impact of this new standard on its financial statements; however, the Company anticipates the most significant impact will be related to its long-term office space leases that will result in the recognition of a right of use asset and related liability on the Company’s condensed consolidated balance sheets. The Company does not anticipate the adoption of the standard to have a material impact on the Company's consolidated statements of operations.
ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.”
Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life.
ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; early adoption is permitted. The Company intends to adopt the new standard as of January 1, 2023 as a cumulative effect adjustment to retained earnings. The Company is in the early stages of evaluating the effect of this guidance on its condensed consolidated financial statements and disclosures.
ASU No. 2018-15, “Intangibles, Goodwill and Other (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract,”
The standard update requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC 350-40.
For the Company, the amendments are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period. The Company intends to adopt this standard update prospectively during Q4 2021 for the fiscal year ended December 31, 2021, and does not anticipate the adoption to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740).
The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation and the recognition of deferred tax liabilities for outside basis differences, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For the Company, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The Company is currently evaluating the timing of and impact of this guidance on the Company's condensed consolidated financial statements.
ASU No. 2020-04, “Reference Rate Reform” (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
ASU 2020-04 provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates, such as the London Inter-Bank Offered Rate (LIBOR), which regulators in the United Kingdom have announced will be phased out by the end of 2021. The expedients and exceptions provided by ASU 2020-04 are for the application of U.S. GAAP to contracts, hedging relationships and other transactions affected by the rate reform, and will not be available after December 31, 2022, other than for certain hedging relationships entered into before December 31, 2022. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022, as noted above). The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.
Note 3 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Prepaid expenses	$8,515	$2,938
Contract cost assets – current	2,004	1,256
Deferred offering costs	—	995
Prepaid income taxes	—	196
Others	193	427
Total prepaid expenses and other current assets	$10,712	$5,812
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Computer equipment and software	$7,755	$7,317
Leasehold improvements	3,004	2,953
Office equipment and furniture	1,370	1,683
Construction in progress	—	3
Total	12,129	11,956
Less: Accumulated depreciation	(5,829)	(4,356)
Property and equipment, net	$6,300	$7,600

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Depreciation expense amounted to $0.6 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and $1.7 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively. The Company disposed of office furniture that resulted in a loss of $0.3 million during the three months ended September 30, 2021, and $0.5 million and $0.1 million during the nine months ended September 30, 2021 and 2020, respectively. The losses are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of September 30, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$328,600	$(91,152)	$237,448
Developed technology	74,800	(26,681)	48,119
Trademarks	24,175	(6,807)	17,368
Non-competition agreements	600	(150)	450
Capitalized software	9,520	(3,451)	6,069
Total intangible assets, net	$437,695	$(128,241)	$309,454

	As of December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$322,800	$(66,750)	$256,050
Developed technology	69,000	(19,275)	49,725
Trademarks	22,675	(4,637)	18,038
Capitalized software	5,887	(1,668)	4,219
Total intangible assets, net	$420,362	$(92,330)	$328,032
The estimated useful lives and weighted average amortization periods for intangible assets at September 30, 2021 and December 31, 2020 were as follows:

Weighted-Average Amortization Period
Customer relationships	10-15 years
Developed technology	5-10 years
Trademarks	10 years
Non-competition agreements	2 years
Capitalized software	3 years

Amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$3,219	$2,213	$9,190	$6,417
General and administrative expense	8,906	7,043	26,721	21,128
Total amortization expense	$12,125	$9,256	$35,911	$27,545

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The estimated future amortization of intangible assets as of September 30, 2021 was as follows (in thousands):

Years ending December 31, 2021 (remaining three months)	$12,205
2022	48,499
2023	46,548
2024	44,673
2025	40,350
Thereafter	117,179
Total amortization expense	$309,454
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Accrued bonuses	$5,187	$5,423
Accrued payroll and payroll-related expenses	7,188	7,305
Sales tax liability from acquisitions	2,939	2,739
Accrued costs of revenues	2,829	1,988
Accrued operating costs	2,245	1,609
Other accrued expenses	1,934	2,006
Total accrued liabilities	$22,322	$21,070
Note 4 – Commitments and Contingencies
Legal Matters
The Company is, and from time to time may be, involved in litigation relating to claims arising out of the Company's operations in the normal course of business. Management is not currently aware of any legal proceedings or claims against it that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company. However, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
Operating Lease Commitments
The Company leases office space under various operating lease agreements that expire through December 2026. The Company recognizes the related rent expense on a straight-line basis over the term of each lease. Free rent and rental increases are recognized on a straight-line basis over the term of each lease.
One lease is with a related party with a term date of December 2022. The monthly payments during both the three months ended September 30, 2021 and 2020 were $0.1 million, and the monthly payments during both the nine months ended September 30, 2021 and 2020 were both $0.1 million. The monthly payments are subject to annual increases.
During February 2021, the Company ceased using one of its leased office spaces and entered into a sublease agreement for a portion of the vacated space. The remaining portion of the vacated space remains available for sublease in future periods. The Company estimates the fair value of the lease termination obligation as of the cease-use date considering the future contractual lease obligations, net of any estimated sub-lease recoveries. Future cash flows are discounted using the Company's credit adjusted risk free rate. Sublease rental income assumptions were based on actual sublease agreements entered into and data available from rental activity in the local markets. There is uncertainty in the estimates of future lease costs and sublease recoveries. Actual costs and sublease recoveries could vary from the estimated amounts and result in additional charges, and such amounts could be material.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The Company terminated one of its leased office spaces in July 2021, resulting in a total loss of $0.9 million. The loss includes $0.6 million in termination fees and $0.3 million from the disposal of related assets. The loss is included in general and administrative expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2021.
As of September 30, 2021, the Company's future lease obligations totaled approximately $0.7 million, which were reduced for estimates for sublease rental income of $0.4 million, resulting in a net lease termination liability balance of $0.3 million. The Company also recorded a loss on contract termination of $0.4 million and a loss on disposal of assets of $0.1 million during the nine months ended September 30, 2021. Both losses were included in general and administrative expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2021. In connection with the lease termination liability, the Company removed approximately $0.1 million of deferred rent on the original lease.
Changes to accrued lease termination liability were as follows (in thousands):

As of September 30, 2021
Accrued termination costs, January 1, 2021	$—
Additions to lease termination liability	455
Lease amounts paid, net of sublease income	(176)
Accrued termination costs, September 30, 2021	279
Less current portion (included in accrued liabilities)	(202)
Accrued termination costs, non-current portion (included in other long-term liabilities)	$77
Future minimum lease payments under these noncancellable operating leases, and expected sublease receipts, as of September 30, 2021 were as follows (in thousands):

	Related Party	Third Party	Sublease Receipts	Total
Years Ending December 31,
2021 (remaining three months)	$210	$183	$(80)	$313
2022	875	736	(293)	1,318
2023	—	753	—	753
2024	—	722	—	722
2025	—	319	—	319
Thereafter	—	244	—	244
Total future minimum lease payments	$1,085	$2,957	$(373)	$3,669
Rent expense has been recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$156	$181	$608	$560
General and administrative	41	57	153	162
Research and development	100	118	393	355
Sales and marketing	44	48	174	127
Total rent expense	$341	$404	$1,328	$1,204
See Note 9, Related Party Transactions.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 5 – Long-Term Debt
Long-term debt was comprised of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
First lien	$428,665	$406,255
Second lien	—	125,000
Paycheck Protection Program loan	—	2,142
Total principal payments due	428,665	533,397
Debt issuance costs	(8,775)	(13,565)
Total debt, net	$419,890	$519,832
Less: Current portion of long-term debt
First lien	$—	$4,156
Debt issuance costs	—	(2,986)
Total current portion of long-term debt, net	—	2,955
Non-current portion of long-term debt, net	$419,890	$516,877
On May 31, 2018, Holdings, Intermediate, and the entity now known as ML California Sub, Inc (collectively, the “Borrowers”) entered into a First Lien Credit Agreement (“First Lien”) and a Second Lien Credit Agreement (“Second Lien”). The Borrowers are subject to various financial covenants, as well as customary affirmative and negative covenants, as discussed below.
In July 2021, the Company utilized a portion of the net proceeds received from the IPO offering to repay $75.0 million of the borrowings outstanding under the First Lien credit agreement and all the borrowings outstanding under the second Lien credit agreement of $125.0 million.
See Note 2 for discussion related to the PPP loan.
First Lien
The First Lien originally consisted of a $315.0 million term loan, itself consisting of a $245.0 million initial term loan and a delayed draw term loan of $70.0 million, as well as a $35.0 million revolving credit facility. The First Lien term loan bears interest at a rate per annum equal to LIBOR, with a base rate of 1.0%, plus 3.75% (which was 4.75% at both September 30, 2021 and December 31, 2020), and matures on May 31, 2025. Prior to the July 2021 repayment, the First Lien term loan required quarterly principal payments equal to 0.25% of the original principal, with the remainder due at maturity. Beginning in August 2021, and in connection with the July 2021 repayment, quarterly principal payments are no longer required, and the balance is due upon maturity. As of September 30, 2021, the balance of the First Lien term loan is presented on the accompanying condensed consolidated balance sheets as long-term debt, net of debt issuance costs.
On January 12, 2021, the Borrowers amended the First Lien credit agreement and borrowed an additional $100.0 million (“2021 Incremental Term”) primarily to fund the TazWorks, LLC (“TazWorks”) acquisition.
On October 7, 2019, the Borrowers amended the First Lien credit agreement and borrowed an additional $60.0 million (“2019 Incremental Term”) to make a seller holdback payment, and to pay fees and expenses incurred in connection with the 2019 Incremental Term debt.
Revolving Credit Facility
The revolving credit facility includes a $5.0 million sub-limit for the issuance of letters of credit. The First Lien revolving credit facility bears interest at a rate per annum equal to LIBOR plus 3.5% and matures on May 31, 2023. As of September 30, 2021 and December 31, 2020, there were no borrowings on the First Lien revolving credit facility, which bore interest at a rate of 4.25% as of September 30, 2021 and December 31, 2020.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The First Lien revolving credit facility also requires a quarterly commitment fee based on the Borrower's consolidated first lien net leverage ratio. As of September 30, 2021 and December 31, 2020, the applicable rate was 0.375%, which was applied against the $35 million unused revolving credit facility balance.
Second Lien
The Second Lien consists of a term loan of $125.0 million, itself consisting of a $95.0 million initial term loan and a delayed draw term loan of $30.0 million. The Borrowers borrowed $95.0 million on May 31, 2018 and $30.0 million on June 7, 2018. The Second Lien term loan requires interest only payments, bears interest at a rate per annum equal to LIBOR, with a base rate of 1.0%, plus 8.0% (which was 9.0% at December 31, 2020), and matures on May 29, 2026. The Second Lien was fully repaid in connection with the July 2021 repayment.
Debt Issuance Costs
In connection with First Lien and Second Lien term loans, the Borrowers incurred $16.2 million in issuance costs. Expenses associated with the issuance of the term loans are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the debt and are amortized to interest expense over the life of the term loan using the effective interest method. In connection with the First Lien revolving credit facility, the Borrowers incurred $1.0 million in issuance costs. Expenses associated with the issuance of the revolving credit facility are presented in the accompanying condensed consolidated balance sheets in prepaid expenses and other current assets, and are amortized to interest expense over the life of the revolving credit facility using the straight-line method.
All debt issuance costs associated with the Second Lien and a proportion related to the First Lien were removed due to the July 2021 debt repayment, resulting in a loss of $4.4 million as seen on the accompanying condensed consolidated statements of operations as loss on debt repayment. As of September 30, 2021, the remaining debt issuance costs associated with the First Lien term loan are presented on the accompanying condensed consolidated balance sheets as part of long-term debt, net of issuance costs.
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
Total amortization of financing costs was $0.7 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and was $2.6 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively. Total interest expense was $6.4 million and $8.0 million for the three months ended September 30, 2021 and 2020, respectively, and was $24.5 million and $24.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Debt Covenants
The First Lien and Second Lien also contain customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Borrowers’ ability to dispose of assets, create liens, incur indebtedness, pay dividends, make acquisitions, make investments, or make distributions to the Company or the Company’s ultimate stockholders/unitholders. MeridianLink, Inc. is not a party to the First Lien or Second Lien, and the business operations of the Company are almost entirely conducted by its wholly-owned subsidiaries.
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
The Borrowers were in compliance with all covenants of the First Lien as of September 30, 2021.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Future Principal Payments
Future principal payments of long-term debt as of September 30, 2021 were as follows (in thousands):

Years ending December 31, 2021 (remaining three months)	$—
2022	—
2023	—
2024	—
2025	428,665
Total	$428,665
Note 6 – Preferred Units and Stockholders’ Equity / Members’ Deficit
Prior to the Corporate Conversion, the Company operated subject to the terms and conditions of the amended and restated Project Angel Parent, LLC, Limited Liability Company Agreement (the “Members' Agreement”) dated May 31, 2018. The membership interests were represented by two classes: Class A Units and Class B Units. Under the Members' Agreement, there was an unlimited number of Class A Units and Class B Units that could be issued. The Company's board of directors had the sole authority and right to manage the business and affairs of the Company and to make all decisions and take all actions for the Company, except for certain exceptions defined within the Members’ Agreement.
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
Liquidation Preference—The Class A preferred unitholders were entitled to liquidation preference over Class B Units. The distribution would first be made to the Class A Unpaid Return on such unitholder's outstanding Class A preferred units until the Class A Unpaid Return was zero, and then to the Class A Unreturned Capital (at $1,000 per unit) with respect to such unitholder's Class A preferred units held until the Class A Unreturned Capital was zero. Any remaining amounts would be distributed pro rata among holders of Class B Units based on the outstanding Class B Units held at the time of such distribution. Therefore, all Class A unitholders had first priority with regard to any distributions made by the Company to its unitholders, whether the result of a liquidation event (such as a sale or dissolution of the Company) or the result of a distribution elected by the board of directors of the Company. The liquidation preference provisions related to the Class A Units were considered contingent redemption provisions and the deemed liquidation events were not solely within the control of the Company, such as a sale or change in control of the Company. Accordingly, the Company has presented the Class A Units within the mezzanine portion of the accompanying consolidated balance sheet. However, the Class A Units were not considered currently redeemable because redemption is contingent on the sale of the Company (or similar change of control event), whereas the identification of a market participant willing to purchase the Company for consideration in an amount sufficient to distribute the redemption amount to the holders of the Class A Units was not considered probable. As a result, the Company has not recorded the Preferred Return on the Class A Units within the accompanying condensed consolidated statements of preferred units and stockholders’ equity / members' deficit.
Repurchase Rights—In accordance with the terms and conditions of certain investor unit agreements, co-invest unit agreements, or other incentive unit agreements entered into between the Company and its unitholders, the Class A Units were subject to repurchase at the election of the Company, Thoma Bravo, or another related party upon the unitholder's termination or in connection with a sale of the Company.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The repurchase price for each Class A Unit was the fair market value of such unit as of the date of repurchase; provided, however, that if the unitholder was terminated for cause, the repurchase price would be the lesser of the unitholder's original cost for such unit and the fair market value of such unit.
Class B Units
As of December 31, 2020, there were 51,492,805 units of Class B Units issued and outstanding. Class B Units did not have voting, approval, or consent rights under the Members' Agreement. No distribution would be made on Class B Units, unless and until the distributions were made to holders of Class A Units and any remaining amounts to be distributed pro rata among holders of Class B Units based on the Class B Units held as of the time of such distribution. Certain Class B Units, including Carried Equity Units (as defined below) were subject to repurchase by the Company, Thoma Bravo, or another related party upon the unitholder's termination. Refer to Note 7 for further information regarding the Company's repurchase rights on the Class B Units, including the nature and classification of certain Class B Units on the condensed consolidated balance sheets.
Common Stock and Preferred Stock
Upon the Corporate Conversion, the Company filed its certificate of incorporation in the State of Delaware on July 27, 2021, whereby the Company’s authorized capital stock consists of 650,000,000 shares of capital stock, $0.001 par value per share, of which 600,000,000 shares are designated as common stock and 50,000,000 shares are designated as preferred stock.
Upon the Company’s Corporate Conversion, the Company converted each of its outstanding Class A Units into a number of shares of common stock equal to the result of the accrued preferred return price per Class A Unit divided by the conversion price per share of common stock determined by the board of directors of $25.50. The preferred return price for each Class A Unit was equal to the future value of $1,000 at a 9% interest rate compounded quarterly over the time passed since the issuance of such unit. Upon the Company’s Corporate Conversion, the outstanding Class A Units converted into an aggregate of 16,607,235 shares of common stock and were reclassified into permanent equity. Subsequent to the Corporate Conversation, there were no Class A Units outstanding. Additionally, all the outstanding Class B Units converted into an aggregate of 53,646,668 shares of common stock on a one-for-one basis. There were 1,533,763 of such shares that remained subject to future vesting and were not included in the outstanding shares as of September 30, 2021.
As of September 30, 2021, there were 79,528,555 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.
Common Stock
Dividend Rights
Subject to preferences that may apply to any shares of preferred stock outstanding at the time, and any contractual limitations, such as the Company’s credit agreements, the holders of common stock are entitled to receive dividends out of funds then legally available, if any, if the board of directors, in its discretion, determines to issue dividends and then only at the times and in the amounts that the board of directors may determine.
Voting Rights
The holders of common stock are entitled to one vote per share. The Company’s shares of common stock vote as a single class on all matters relating to the election and removal of directors from the board of directors and as provided by law. The Company’s stockholders do not have the ability to cumulate votes for the election of directors. Except in respect of matters relating to the election of directors, or as otherwise provided in the Company’s charter or required by law, all matters to be voted on by stockholders must be approved by a majority of the shares present in person or by proxy at the meeting and entitled to vote on the subject matter. In the case of the election of directors, director candidates must be approved by a plurality of the shares present in person or by proxy at the meeting and entitled to vote on the election of directors.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
No Preemptive or Similar Rights
The Company’s common stock is not entitled to preemptive rights and is not subject to conversion, redemption, or sinking fund provisions.
Right to Receive Liquidation Distributions
If the Company becomes subject to a liquidation, dissolution, or winding-up, the assets legally available for distribution to the Company’s stockholders would be distributed ratably among the holders of common stock and any participating preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights and payment of liquidation preferences, if any, on any outstanding shares of preferred stock.
Fully Paid and Non-Assessable
All of the outstanding shares of common stock are fully paid and non-assessable.
Preferred Stock
Pursuant to the Company’s charter, the board of directors has the authority, without further action by the stockholders, to issue from time to time shares of preferred stock in one or more series. The board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, redemption rights, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the common stock, diluting the voting power of common stock, impairing the liquidation rights of common stock, or delaying, deterring, or preventing a change in control. Such issuance could have the effect of decreasing the market price of the Company’s common stock. Any preferred stock so issued may rank senior to the common stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up, or both. The Company currently has no plans to issue any shares of preferred stock.
Note 7 – Stock/Unit-Based Compensation
2018 Equity Plan
On October 23, 2018, the Company’s board of managers approved the adoption of the Project Angel Parent, LLC Equity Plan (the “2018 Plan”). The 2018 Plan provided incentives to employees, consultants, directors, managers, or advisers of the Company and its subsidiaries through the sale or grant of the Company’s Class A Units, Class B Units, and/or other equity-based awards. Under the 2018 Plan, 4,868 Class A Units and 738,796 Class B Units were issued under co-invest agreements (“Co-Invest Units”), which remained outstanding as of December 31, 2020. No additional Co-Invest Units were granted subsequent to December 31, 2020. Upon the Corporate Conversion and the completion of the Company’s IPO, all outstanding Co-Invest Units were converted into shares of common stock.
In addition, under the 2018 Plan, in 2019, the Company issued 746,744 of Class B carried units at a price of $0.06 per unit, to employees, directors, and officers of the Company (the “Carried Equity Units”). No additional units were granted during the periods ended September 30, 2021 and 2020. The Carried Equity Units were subject to vesting based on (1) the participant’s continued service to the Company over a period of approximately one to four years and/or (2) the Company achieving annual EBITDA targets. As the Carried Equity Units were unvested on the date of issuance, the cash received by the Company from the participant’s purchase of the Carried Equity Units is included in accrued expenses on the accompanying condensed consolidated balance sheets and such liability is reduced over time as vesting occurs. The number of units vested during the three months ended September 30, 2020 was 158,294. The number of units vested during the nine months ended September 30, 2020 was 955,433. The liability balance as of December 31, 2020 related to the unvested Carried Equity Units was $0.2 million. As of December 31, 2020, the unvested Carried Equity Units amounted to 2,700,948 units. None of the Carried Equity Units were cancelled or forfeited during the three and nine months ended September 30, 2020. The Carried Equity Units were also subject to repurchase by the Company, Thoma Bravo, or another related party upon the participant’s termination. Unvested Carried Equity Units were subject to repurchase at the lower of the participant’s original cost for such unit or the fair market value of such unit.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Vested Carried Equity Units were subject to repurchase at the fair market value of such unit; provided, however, that if the participant is terminated for cause, the repurchase price for each vested unit shall be the lesser of the participant’s original cost for such unit and the fair market value of such unit.

The Company recognized approximately $0.1 million in stock/unit-based compensation expense during the three months ended September 30, 2020, and $0.4 million in unit-based compensation expense during the nine months ended September 30, 2020, for Carried Equity Units related to the excess of fair value per unit on date of issuance over the $0.06 per unit purchase price paid by the participants, which has been recognized as additional compensation expense attributable to the participants.
The effects on the Carried Equity Units resulting from the Corporate Conversion and the completion of the Company’s IPO, including the related balances as of September 30, 2021, and activity during the three and nine months ended September 30, 2021, are disclosed below in the section titled “Restricted Stock Awards.”
2019 Equity Option Plan
On May 6, 2019, the Company established the 2019 Equity Option Plan (the “2019 Plan”). The 2019 Plan provides for grants of certain unit options to employees, which allowed option holders to purchase Class B Units in the Company. For time-based service options granted, the options vested over a period of three to four years. The performance-based options vested upon achieving annual EBITDA targets or upon a change of control as defined in the 2019 Plan documents. An option holder must be an employee of the Company at the date of these vesting conditions.
As of December 31, 2020, the maximum aggregate number of Class B Units that could be sold or granted to participants under both the 2018 Plan and the 2019 Plan amounted to 9,450,667.
The effects on the options to purchase Class B Units resulting from the Corporate Conversion and the completion of the Company’s IPO are disclosed below in the section titled “Stock Options.”

2021 Stock Option and Incentive Plan
The 2021 Stock Option and Incentive Plan (the “2021 Plan”) was adopted by the board of directors and approved by the Company’s stockholders following the Corporate Conversion and became effective as of July 26, 2021. The 2021 Plan replaced both the 2019 Plan and the 2018 Plan. The 2021 Plan provides flexibility to the Company’s compensation committee to use various equity-based incentive awards as compensation tools to motivate the Company’s workforce. The incentive awards that may be granted under the 2021 Plan include, but are not limited to, options to purchase common stock, stock appreciation rights, restricted shares of common stock, restricted stock units, and cash bonuses.
The Company has initially reserved 13,171,588 shares of its common stock for the issuance of awards under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase on January 1, 2022 and each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. The number of shares reserved under the 2021 Plan is subject to adjustment in the event of a stock split, stock dividend, or other change in the Company’s capitalization.
The shares issued under the 2021 Plan are authorized but unissued shares or shares that the Company reacquires. The shares of common stock underlying any awards under the 2021 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2021 Plan.
Persons eligible to participate in the 2021 Plan will be those full or part-time officers, employees, non-employee directors, and consultants as selected from time to time by the compensation committee in its discretion.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Stock Options
In connection with the Corporate Conversion, outstanding options to purchase Class B Units granted under the 2019 Plan were converted into options to purchase shares of common stock, which have been granted under the 2021 Plan. The 2021 Plan provides for grants of stock options which allow option holders to purchase shares of common stock in the Company. For time-based service options granted, the options vest over a period of three to four years, subject to the terms of the award agreement. The performance-based options vest upon achieving annual EBITDA targets. An option holder must be an employee of the Company at the date of these vesting conditions. The stock options are generally subject to forfeiture if employment terminates prior to the vesting date. The contractual term of the stock options is ten years.
In addition, under the 2021 Plan and upon the occurrence of the Company’s IPO, the Company granted stock option awards to certain of its directors, officers, and employees totaling 1,498,455 options to purchase common stock at an exercise price equal to the IPO price of $26.00 per share. These stock option awards became effective immediately following the effectiveness of the registration statement for the Company’s IPO.
A summary of stock option activity during the nine months ended September 30, 2021, is as follows (in thousands, except options, price per option, and term amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding – January 1, 2021	3,169,696	$6.30	8.80	$38,108
Granted	1,539,226	25.81	—	—
Exercised	(213,408)	6.17	—	—
Forfeited	(47,060)	15.51	—	—
Outstanding – September 30, 2021	4,448,454	13.13	8.44	46,440
Vested and expected to vest in the future at September 30, 2021	4,448,454	13.13	8.44	46,440
Exercisable at September 30, 2021	1,793,156	$6.09	8.03	$29,166
The total fair value of options that vested during the nine months ended September 30, 2021 and 2020, was $18.6 million and $1.4 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $4.2 million and none, respectively. The fair value of all time-based service options and performance-based options granted was estimated using a Black-Scholes option pricing model with the following assumptions:
Volatility – The computation of expected volatility is based on a calculation using the historical volatility of a group of publicly traded peer companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of the Company’s traded stock price. In evaluating the similarity of peer companies, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
Risk-Free Interest Rate – The risk-free interest rates are based on U.S. Treasury yields in effect at the grant date for notes over the expected option term.
Expected Term – The estimate of the expected term of options granted was determined by utilizing a weighted-average approach, considering the use of the “simplified method” (where the expected term is presumed to be equal to the vesting period plus the midpoint of the remaining contractual term). The Company utilizes this method as it does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
Dividend Yield – The expected dividend yield assumption of zero is based on the Company’s current expectations about its anticipated dividend policy over the expected option term. Over the course of the Company’s history, it has not declared or paid any dividends to stockholders/unitholders.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The following assumptions were used by the Company to record compensation expense for performance-based and time-based options granted during (dollars in thousands, except per option amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Aggregate grant date fair value of options granted	$22,165	$605	$22,470	$1,076
Assumptions for option valuation:
Expected volatility	62.0%	61.0 – 66.0%	61.0 – 66.0%	61.0 – 66.0%
Expected dividend yield	—%	—%	—%	—%
Expected risk-free interest rate	0.86%	0.18 – 0.39%	0.19 – 0.86%	0.18 –0.83%
Expected term of options	6.1 years	3 – 6 years	3 – 6 years	3 – 6 years
Maximum contractual term	10 years	10 years	10 years	10 years
Weighted average grant date fair value per option	$14.76	$5.06	$14.60	$4.36
The Company recognized approximately $11.8 million and $0.6 million in stock-based compensation expense related to time-based and performance-based stock options for the three months ended September 30, 2021 and 2020, respectively. The Company recognized approximately $12.8 million and $1.6 million in stock-based compensation expense related to time-based and performance-based stock options for the nine months ended September 30, 2021 and 2020, respectively. Included in the amounts of stock-based compensation for the three and nine months ended September 30, 2021, is the acceleration of stock-based compensation expense in the amount of $10.3 million related to 500,000 options to purchase common stock which became fully vested upon the completion of the Company’s IPO. During the nine months ended September 30, 2021 and 2020, performance-based options were probable of vesting and, therefore, were included as part of stock-based compensation expense.
As of September 30, 2021, there was approximately $21.5 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 2.62 years.
Restricted Stock Awards
In connection with the Corporate Conversion, all outstanding Carried Equity Units granted under the 2018 Plan were converted into restricted stock awards (“RSAs”), which have been granted under the 2021 Plan. The RSAs are subject to vesting based on (1) the participant’s continued service to the Company over a period of approximately one to four years and/or (2) the Company achieving annual EBITDA targets. As the RSAs are unvested on the date of issuance, the cash received by the Company from the participant’s purchase of the RSAs is included in accrued expenses on the accompanying condensed consolidated balance sheets and such liability is reduced over time as vesting occurs. The number of RSAs vested during the three and nine months ended September 30, 2021 was 573,316 and 1,296,836, respectively. The liability balance as of September 30, 2021, related to the unvested RSAs was $0.1 million. As of September 30, 2021, the number of unvested RSAs amounted to 947,540. There were a total of 13,026 RSAs cancelled or forfeited during both the three and nine months ended September 30, 2021.
The Company recognized approximately $11.2 million and $11.5 million in stock-based compensation expense related to RSAs for the three and nine months ended September 30, 2021, respectively. Included in the amounts of stock-based compensation for the three and nine months ended September 30, 2021, is the acceleration of stock-based compensation expense in the amount of $11.1 million related to 426,657 Carried Equity Units which became fully vested upon the completion of the Company’s IPO. The Company recognized $0.1 million and $0.4 million in stock-based compensation expense during the three and nine months ended September 30, 2020, respectively. Stock-based compensation expense related to the excess of fair value per unit on date of issuance over the $0.06 per share purchase price paid by the participants, has been recognized as additional compensation expense attributable to the participants.

Restricted Stock Units
The 2021 Plan provides for grants of restricted stock units (“RSUs”) whereby each RSU shall relate to one share of common stock. The RSUs are subject to time-based vesting, generally over a period of one to four years, as holders provide services to the Company. The RSUs are generally subject to forfeiture if employment terminates prior to the vesting date.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The cost of stock-based compensation for RSUs is measured based on the closing fair market value of the Company’s common stock at the date of grant. Stock-based compensation is recognized ratably over the period during which the vesting restrictions lapse.
Under the 2021 Plan and upon the occurrence of the Company’s IPO, the Company granted RSUs to certain of its directors, officers, and employees totaling 1,068,654 RSUs based on the IPO price of $26.00 per share. The RSUs became effective immediately following the effectiveness of the Company’s registration statement on Form S-8.
A summary of RSU activity during the nine months ended September 30, 2021, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2021	—	$—
Granted	1,128,398	25.81
Vested	(21,691)	22.92
Forfeited	(18,477)	26.00
Non-vested – September 30, 2021	1,088,230	$25.86
As of September 30, 2021, 1,088,230 RSUs are expected to vest. The Company recognized approximately $2.3 million in stock-based compensation expense related to RSUs for both the three and nine months ended September 30, 2021.
As of September 30, 2021, there was approximately $26.0 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”), was adopted by the board of directors and approved by the Company’s stockholders following the Corporate Conversion and became effective as of July 26, 2021. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code.
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
As of September 30, 2021, the Company has not issued any shares of common stock under the 2021 ESPP.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Stock-Based Compensation
Stock-based compensation for share-based awards granted to participants has been recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$5,296	$54	$5,461	$109
General and administrative	12,158	496	12,864	1,453
Research and development (1)	6,194	88	6,358	248
Sales and marketing	1,879	107	2,152	248
Total stock/unit-based compensation expense	$25,527	$745	$26,835	$2,058
______________
(1)Net of amounts included in capitalized software on the Company’s condensed consolidated balance sheets.
Note 8 – Income Taxes

In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. However, there is an exception to the use of this method when a reliable estimate of the effective tax rate cannot be made due to the relationship of the projected book income to permanent tax adjustments. In this case, the interim tax provision may be calculated on a discrete basis taking into account only the financial information through the reporting date. This exception was used in determining the tax provision for the three and nine months ended September 30, 2021.

Using the discrete method for the current year, and the annual effective tax rate method for the prior year, the Company’s provision for income taxes reflected an effective tax rate of approximately (5.8)% and 21.0% for the three months ended September 30, 2021 and 2020, respectively, and approximately (349.5)% and 20.6% for the nine months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to R&D credits, state taxes, permanent differences related to stock/unit-based compensation expense, and other expected permanent differences.

The Company has gross unrecognized tax benefits with respect to R&D credits of $1.7 million as of September 30, 2021 and $1.3 million as of December 31, 2020. There are no penalties or interest recorded on these liabilities as the credits have not yet been utilized.

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
Note 9 – Related Party Transactions
The Company has leased one property from a related party. Rental expense for this property totaled $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and was $0.3 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
On May 31, 2018, the Company entered into an Advisory Services Agreement with Thoma Bravo, a private equity firm, that owns the majority of the Company through private equity funds managed by the firm. During the three months ended September 30, 2021 and 2020, the Company recorded $0.2 million and $0.5 million, in general and administrative expenses on the accompanying condensed consolidated statements of operations for management and advisory fees. During the nine months ended September 30, 2021 and 2020, the Company recorded $1.2 million and $1.6 million, in general and administrative expenses on the accompanying condensed consolidated statements of operations for management and advisory fees. As of December 31, 2020, the Company had a balance of $0.5 million, for amounts paid to Thoma Bravo included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. The Advisory Services Agreement was terminated upon completion of the IPO.
In June 2021, the Company signed an agreement with the sellers of MeridianLink which finalized the terms for payment of the remaining $30.0 million holdback liability outstanding as of December 31, 2020 reflected as a related party liability on the condensed consolidated balance sheets. During June 2021, the Company released $25.7 million to the sellers representing the funds remaining in the holdback amount, net of the claims against the holdback which had been recorded as a related party receivable due from the sellers.
Note 10 – Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted net loss per share
Numerator:
Net loss attributable to common stockholders	$(24,226)	$(1,715)	$(27,727)	$(12,240)
Denominator:
Weighted-average number of common stock—basic and dilutive	71,697,083	51,283,143	58,495,073	51,111,568
Net loss per share:
Basic and dilutive	$(0.34)	$(0.03)	$(0.47)	$(0.24)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been anti-dilutive for the periods presented:

	As of September 30,
	2021	2020
Options to purchase common stock outstanding, unexercised	4,448,454	3,004,696
Restricted stock awards, unvested	947,540	2,887,912
Restricted stock units, unvested	1,088,230	—
Total	6,484,224	5,892,608
Note 11 – Business Combinations
Teledata Communications, Inc. and TazWorks, LLC
During the nine months ended September 30, 2021, the Company settled its remaining obligation for the acquisition of TazWorks. The Company’s final remaining provisional purchase price allocation amount related to the final working capital adjustment, which amounted to approximately $0.2 million being received by the Company from the sellers of TazWorks, was settled in April 2021 and resulted in a corresponding adjustment to prepaid expenses and other current assets.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The pro forma consolidated statement of operations data presented below for the period ended September 30, 2020, gives effect to the 2020 acquisitions of TCI and TazWorks, which were acquired in November 2020 and December 2020, respectively, as if they had occurred on January 1, 2019. These amounts have been calculated after adjusting the operating results of TCI and TazWorks for the following primary items: (1) additional intangible amortization from the transaction; (2) additional interest expense on borrowings; (3) removal of historical interest expense of the acquired entities; (4) acquisition-related expenses incurred; (5) adjustments to certain employee stock-based compensation; (6) adjustments to deferred revenue that would have occurred assuming the fair value adjustments had been applied since January 1, 2019; and (7) the related tax effects of the above adjustments. For the three months ended September 30, 2020, pro forma revenue was $62.7 million and pro forma earnings reflect net income of $7.0 million. For the nine months ended September 30, 2020, pro forma revenue was $175.6 million and pro forma earnings reflect net income of $11.8 million.
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
Saylent Technologies, Inc.
On April 1, 2021, the Company acquired all of the outstanding stock of Saylent Technologies, Inc. (“Saylent”) for cash consideration of $38.5 million, subject to adjustment as defined in the purchase agreement. In connection with the acquisition, the Company incurred $0.8 million in acquisition related costs. Such costs have been included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The acquisition was funded by the Company’s available cash. Saylent is based out of Boston, MA and is a data analytics and marketing solution that offers insights to financial institutions that help drive account and credit and debit card usage and allows the Company to accelerate market availability of already planned product investments. The acquisition was accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Saylent were recorded at their respective fair values and added to those of the Company, including an amount for goodwill. Results of operations of Saylent have been included in the operations of the Company beginning with the closing date of the acquisition. The acquisition was deemed immaterial to the Company’s operating results as a whole.
The table below summarizes the allocation of the purchase price of Saylent based on the estimated fair value of the assets acquired and the liabilities assumed (in thousands). The Company’s remaining provisional purchase price allocation at September 30, 2021 relates to income tax effects.

Assets acquired:
Cash and cash equivalents	$2,451
Restricted cash	104
Accounts receivable, net	4,174
Prepaid expenses and other current assets	121
Property and equipment, net	371
Goodwill	22,036
Intangible assets	13,700
Total assets acquired	42,957
Liabilities assumed:
Accounts payable	210
Accrued compensation and benefits	2,191
Accrued expenses	754
Deferred tax liability	521
Notes payable (PPP Loan)	775
Total liabilities assumed	4,451
Fair value of assets acquired and liabilities assumed	$38,506

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The goodwill recognized is attributable to increased customer base and expanded service capabilities. The Saylent acquisition is treated as a stock purchase for income tax purposes; therefore, of the goodwill recorded, none is considered deductible for income tax purposes. A rollforward of the Company’s goodwill balance at December 31, 2021 to September 30, 2021 is as follows:

Balance, December 31, 2020	$542,965
Saylent Technologies, Inc. acquisition	22,036
Adjustments to TazWorks acquisition date fair value made in 2021	47
Balance, September 30, 2021	$565,048
The fair value of the separately identifiable finite-lived intangible assets acquired and estimated useful lives are as follows (in thousands, except years):

	Estimated Fair Values	Weighted Average Amortization Life (years)
Customer relationships	$5,800	15.0
Trademarks	1,500	6.3
Non-competition agreements	600	2.0
Developed technology	5,800	8.7
Total acquisition-related intangible assets	$13,700	10.8
The fair value estimates for intangible assets include significant assumptions in the prospective financial information, such as revenue growth, customer attrition, and the discount rate. The fair value of the intangible assets was primarily based on the income approach using various methods such as the relief from royalty and excess earnings methods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our interim unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on December 31. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
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
The effective delivery and management of secure and advanced digital solutions in the complex and heavily regulated financial services industry requires significant resources, personnel, and expertise. We provide digital solutions that are designed to be highly configurable, scalable, and adaptable to the specific needs of our customers. We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers’ internal systems and third-party systems. Our solutions are central to the financial institution’s technology ecosystem and help drive additional business volume for our customers both directly and indirectly through our extensive network of integration and partner relationships, or Partner Marketplace. Our omni-channel borrowing experience seamlessly integrates all the touch points a borrower may have with the financial institution (remote via the web or an app, in person at a branch, or telephonically through an operator). In addition to our streamlined workflow, which has been refined over twenty years with input from across our customer base, our Partner Marketplace provides our customers optional integrations, the collective capabilities of which we believe further distinguish our solution from that of competitors.
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
We deliver our solutions to the substantial majority of our customers using a SaaS model under which our customers pay subscription fees for the use of our solutions as well as transaction fees for transactions processed using our solutions. Our subscription fees consist of revenues from software solutions that are governed by pricing and terms contained in contracts between us and our customers. The initial term of our contracts is typically three years, but may range from one to seven years. Our customer contracts are typically not cancellable without penalty. Our contracts almost always contain an evergreen auto-renewal term that is often for a one-year extension after the initial term, but can extend the auto-renewal of the contract up to the length of the original term. Our subscription fee revenues include annual base fees, platform partner fees, and, depending on the product, fees per search or per loan application or per closed loan (with contractual minimums based on volume) that are charged on a monthly basis, which we refer to as volume-based fees. We earn additional revenues based on the volume of loan applications or closed loans processed above our customers’ contractual minimums.

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
We cater largely to financial institutions such as community banks and credit unions with assets under management between $100 million and $10 billion. In recent years community banks have continued to compete with their typically larger non-community bank competitors, and the FDIC recently reported that in 2019 net interest income accounted for over 78 percent of community bank net operating revenues. A large opportunity exists in expanding our target market to new customers with less than $100 million or greater than $10 billion in assets under management. In our down-market, smaller institutions commonly use spreadsheets or other inexpensive alternatives. These companies have a smaller volume of loans per month, but there is opportunity to alter our solutions to offer decreased pricing and functionality in order to lower implementation fees.
We have continuously invested in expanding and improving our solutions since our solutions were first introduced two decades ago, and we intend to continue investing both organically and inorganically through acquisitions to expand our portfolio. We are focused on introducing new solutions and enhancing services and capabilities in areas including digital lending, data insights, and collections to further expand our reach into the consumer lending markets. In addition to developing our solutions organically, we may selectively pursue acquisitions, joint ventures, or other strategic transactions that provide additional capabilities or customers, or both. Acquisitions to date have included CRIF Lending Solutions in June 2018, and TCI, in November 2020. TCI is the creator of DecisionLender, a SaaS loan origination solution first released in 1998. We believe that with the addition of TCI, our position as a vendor of choice is enhanced among financial institutions seeking solutions to manage their needs from initiation of client relationships to facilitating the extension of credit to their clients. In December 2020, we acquired all of the assets of TazWorks. TazWorks provides software and data solutions to CRAs focused on the employment and tenant screening market, a market that is adjacent and complementary to our current solutions for credit-focused CRAs. In April 2021, we acquired all of the outstanding stock of Saylent. Saylent is a data analytics and marketing solution that offers insights to financial institutions that help drive account and credit and debit card usage and should allow us to accelerate market availability of already planned product investments.
We have designed our Partner Marketplace to act as the gateway for third parties to access our customers, which allows our customers to leverage the capabilities from these third parties to enable an accelerated loan process with improved efficiency and reduced cost. We are able to capitalize on one-time service fees from our partners upon their integration into our Partner Marketplace and a revenue share from our partners as they derive revenues from our software solution. As we grow our business, we expect to add additional product partners and drive additional monetization opportunities. We also intend to cultivate and leverage existing and future partners to grow our market presence.

We believe that delivery of consistent, high-quality implementations and customer support services is a significant driver of purchasing and renewal decisions of our prospects and customers. To develop and maintain a reputation for high-quality service, we seek to build deep relationships with our customers through our customer support organization, which we staff with personnel who are motivated by our common mission of using technology to help our customers succeed and who are knowledgeable with respect to the regulated and complex nature of the financial services industry. As we grow and scale our business, we intend to continue to invest in and grow our internal services and support organization, as well as partner with high quality third party organizations, to support our customers’ needs and maintain our reputation.
Impact of the COVID-19 Pandemic
Efforts to contain the spread of the COVID-19 virus in the United States (including in California where our corporate headquarters are located) and abroad have included quarantines, shelter-in-place orders, and various other government restrictions. We, like virtually all other companies, have suspended most travel for employees, temporarily closed our offices, and, since mid-March 2020, have required that most employees work remotely. We have been operating effectively under our remote work model, which we anticipate continuing for the foreseeable future to ensure the safety and well-being of our employees.

Global health concerns with respect to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have caused significant disruption to the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending. While there has been significant economic recovery in certain markets due to broad vaccination availability, loosening of lock-down measures and re-openings of businesses, the recovery is characterized by additional uncertainty as a result of the disruption caused by the pandemic, including supply chain constraints in many industries, significant price increases for certain goods and services, rapid increases in demand as economies re-open, and businesses and labor markets navigating how they will operate post-pandemic. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments unknown and unpredictable at this time, including the continued duration, severity and spread of the pandemic, including new variants, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the predictability and success of any re-opening efforts, the impacts of the pandemic on labor markets, the impact to our customers, our partners, and other items identified under "Risk Factors" below. There are no comparable recent events that provide guidance as to the impacts that the COVID-19 pandemic may have or the challenges and unpredictability of re-opening efforts, and, as a result, the ultimate impacts of the pandemic remain highly uncertain and subject to change. Based on the information available to us to date, we believe we have taken an informed, proactive, and effective approach to addressing the direct known effects of the COVID-19 pandemic on us, our customers, and other third parties on which we rely and that we have been able to effectively deliver and support our solutions for our customers utilizing numerous remote capabilities and channels.

Over the longer term, and subject to more certainty regarding the COVID-19 pandemic, we remain committed to continuing to strategically invest across our organization to position us to increase revenues and to improve operating efficiencies. We continue to assess how our physical facilities requirements might change when we eventually return to increased onsite operations, including the costs associated with ensuring a safe work environment and the likely increased prevalence of working from home for many employees. The timing and amount of these investments will vary based on the rate at which we expect to add new customers or sell additional solutions to existing customers, our customer retention rates, the implementation and support needs of our customers, our software development plans, our technology and physical infrastructure requirements, and changes thereto resulting from the COVID-19 pandemic, and other needs of our organization (including needs resulting from the COVID-19 pandemic). Many of these investments will occur in advance of our realizing any resultant benefit which may make it difficult to determine if we are effectively allocating our resources.
Registered Equity Offering
On July 28, 2021, we completed a registered public offering of 14.4 million shares of our common stock at a price of $26.00 per share, before underwriting discounts and commissions. We sold 10.0 million of such shares and existing stockholders sold an aggregate of 4.4 million of such shares, inclusive of the underwriters’ option to purchase additional shares that was partially exercised in August 2021. The July 2021 common stock offering generated net proceeds to us of approximately $242.4 million, after deducting $17.6 million in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the offering.
Components of Operating Results
We have one primary business activity and operate in a single operating and reportable segment.

Revenues
Our revenues consist of three components: subscription fees, professional services, and other revenues.
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
Cost of Revenues
Cost of revenues consists primarily of salaries and other personnel-related costs, including employee benefits, bonuses, and stock/unit-based compensation for employees providing services to our customers. This includes the costs of our implementation, customer support, data center, and customer training personnel. Additional expenses include fees paid to third party vendors in connection with delivering services to customers.
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

Gross Profit and Gross Margin
Gross profit is revenues less cost of revenues, and gross margin is gross profit as a percentage of revenues. Gross profit has been, and will continue to be, affected by various factors, including the mix of our subscription fees, professional service and other revenues, the costs associated with our personnel, third party vendors, and cloud-based hosting services, and the extent to which we expand our implementation and customer support services. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors. Our gross margin was 60.4% and 71.5% for the three months ended September 30, 2021 and 2020, respectively, and 67.0% and 70.9% for the nine months ended September 30, 2021 and 2020, respectively.
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
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, employee benefits, bonuses, and stock/unit-based compensation. Sales and marketing expenses also include expenses related to advertising, lead generation, promotional event programs, corporate communications, travel, and allocated overhead.
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
Research and Development
Research and development expenses include salaries and other personnel-related costs, including employee benefits, bonuses, stock/unit-based compensation. Research and development expenses also include third-party contractor expenses, software development costs, allocated overhead, and other related expenses incurred in developing new solutions and enhancing existing solutions.
Certain research and development costs that are related to our software development, which include salaries and other personnel-related costs attributed to programmers, software engineers, and quality control teams working on our software solutions, are capitalized and are included in intangible assets, net on the consolidated balance sheets.
We believe that continuing to improve and enhance our solutions is essential to maintaining our reputation for innovation and growing our customer base and revenues. We plan to continue investing in research and development by increasing the number of our software developers. As a result, we expect our research and development expenses to increase in absolute dollars over the long term as we scale the business, including through integration of our acquisitions.
General and Administrative
General and administrative expenses consist primarily of salaries and other personnel-related costs, including employee benefits, bonuses, and stock/unit-based compensation, of our administrative, finance and accounting, information systems, legal, and human resources employees. General and administrative expenses also include consulting and professional fees, insurance, and travel.

General and administrative include depreciation and amortization of property and equipment and amortization of acquired intangibles. Identifiable intangible assets with finite lives, such as customer relationships, trademarks, and non-competition agreements, are amortized over their estimated useful lives on either a straight-line or accelerated basis, depending on the nature of the intangible asset.
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
Total Other (Income) Expense, Net
Total other (income) expense, net consists primarily of interest expense, net and loss on debt repayment. Interest expense consists of interest attributable to our credit facilities, amortization of a financing obligation from a failed sale-leaseback transaction during 2020, and amortization of lender-related fees and other direct incremental costs of securing financing, partially offset by interest income from our interest-bearing cash accounts. Loss on debt repayment consists of the removal of all debt issuance costs associated with the July 2021 debt repayment.
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
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is subsequently determined that deferred tax assets would be more likely than not realized in the future, in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. After a review of the four sources of taxable income (as described above), and after consideration of our continuing cumulative income position, as of September 30, 2021, the Company has not recorded a valuation allowance on its deferred tax assets.
We have recorded an uncertain tax position with respect to our R&D credits. There are no penalties or interest recorded on these liabilities as the credits have not yet been fully utilized, and therefore the uncertain tax position is recorded primarily as a reduction of the deferred tax asset related to these credits.

Results of Operations
Consolidated Statements of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

Consolidated statements of operations data	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and unit and per share and per unit amounts)	2021	2020	2021	2020
Revenues, net	$67,367	$52,254	$203,652	$145,407
Cost of revenues:
Subscription and services(1)	23,467	12,660	58,078	35,909
Amortization of developed technology	3,219	2,213	9,190	6,417
Total cost of revenues	26,686	14,873	67,268	42,326
Gross profit	40,681	37,381	136,384	103,081
Operating expenses:
General and administrative(1)	29,917	12,975	64,884	40,293
Research and development(1)	13,533	4,549	27,807	13,582
Sales and marketing(1)	5,994	2,304	13,817	6,505
Total operating expenses	49,444	19,828	106,508	60,380
Operating income (loss)	(8,763)	17,553	29,876	42,701
Other (income) expense, net:
Other (income) expense	(9)	7	(39)	(17)
Interest expense, net	7,165	8,659	27,073	26,033
Loss on debt repayment	4,351	—	4,351	—
Total other expense, net	11,507	8,666	31,385	26,016
Income (loss) before provision for income taxes	(20,270)	8,887	(1,509)	16,685

Provision for income taxes	1,176	1,869	5,274	3,445
Net income	$(21,446)	$7,018	$(6,783)	$13,240

Class A preferred return	(2,780)	(8,733)	(20,944)	(25,480)
Net loss attributable to common stockholders	$(24,226)	$(1,715)	$(27,727)	$(12,240)

Weighted average common stock outstanding – basic and diluted	71,697,083	51,283,143	58,495,073	51,111,568
Net loss per share – basic and diluted	$(0.34)	$(0.03)	$(0.47)	$(0.24)
___________
(1)Upon completion of our IPO, 500,000 options to purchase common shares, and 426,711 Carried Equity Units became fully vested, and we recognized accelerated stock-based compensation expense in the amount of $21.4 million during the three and nine months ended September 30, 2021. Stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$5,296	$54	$5,461	$109
General and administrative	12,158	496	12,864	1,453
Research and development, net of amounts capitalized	6,194	88	6,358	248
Sales and marketing	1,879	107	2,152	248
Total stock/unit-based compensation expense	$25,527	$745	$26,835	$2,058

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenues, net

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues, net	$67,367	$52,254	$15,113	29%	$203,652	$145,407	$58,245	40%
Revenues increased $15.1 million, or 29%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was due in part to revenue from TCI and TazWorks acquisitions, which accounted for 23% of the growth. Lending Software Solutions accounted for the majority of the remaining growth, which saw increases from new and ramping customers and also volume and revenue increases from existing customers.
Revenues increased $58.2 million, or 40%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was partially due to revenue from TCI and TazWorks acquisitions, which accounted for 24% of the growth. The remaining increase resulted from new and ramping customers as well as volume and revenue increases from existing customers. Lending Software Solutions accounted for 13% of the growth, and Data Verification Software Solutions accounted for 3% of the growth. For both of our solutions, we receive incremental revenues if customers exceed their minimum commitments for monthly transactions, which typically is applications or closed and funded loans for Lending Software Solutions and credit, tenant or employment verification reports for our Data Verifications Software Solutions.
Cost of Revenues and Gross Profit
Subscription and services

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Subscription and services	$23,467	$12,660	$10,807	85%	$58,078	$35,909	$22,169	62%
Subscription and services cost of revenues increased $10.8 million, or 85%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was due to $5.2 million in stock compensation expense primarily related to the vesting of Carried Equity Units and new equity grants upon completion of our IPO. There was also an increase of $1.0 million in third-party costs, driven by higher volumes and additional costs related to TCI and TazWorks revenue. The remaining increase was related to higher compensation and benefits spend, largely from the addition of employees from TCI, TazWorks, and Saylent.

Subscription and services cost of revenues increased $22.2 million, or 62%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was partially due to $6.0 million in additional third-party costs, driven by higher volumes and additional costs related to TCI and TazWorks revenue. There was also an increase of $5.4 million in stock compensation expense primarily related to the vesting of Carried Equity Units and new equity grants upon completion of our IPO. The remaining increase was related to higher compensation and benefits spend, largely from the addition of employees from TCI, TazWorks, and Saylent.
Amortization of Developed Technology

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Amortization of Developed Technology	$3,219	$2,213	$1,006	45%	$9,190	$6,417	$2,773	43%

Amortization of developed technology increased $1.0 million, or 45%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to an additional $0.7 million in amortization related to the acquisitions of developed technology of TCI, TazWorks, and Saylent. The remaining increase was due to additional capitalized software costs related to internally developed software and the related amortization.
Amortization of developed technology increased $2.8 million, or 43%, for nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an additional $1.9 million in amortization related to the acquisitions of developed technology of TCI, TazWorks, and Saylent. The remaining increase was due to additional capitalized software costs related to internally developed software and the related amortization.
Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Gross Profit	$40,681	$37,381	$3,300	9%	$136,384	$103,081	$33,303	32%
Gross profit increased $3.3 million, or 9%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to an increase of revenues, as described above, partially offset by an increase in cost of revenues due to an increase in stock/unit-based compensation expense, third-party costs, and the acquisitions of TCI, TazWorks, and Saylent.
Gross profit increased $33.3 million, or 32%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase of revenues, as described above, partially offset by an increase in cost of revenues due to an increase in third-party costs, stock/unit-based compensation expense, and the acquisitions of TCI, TazWorks, and Saylent.
Operating Expenses
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
General and Administrative	$29,917	$12,975	$16,942	131%	$64,884	$40,293	$24,591	61%
General and administrative expenses increased $16.9 million, or 131%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase includes an additional $11.7 million stock/unit-based compensation expense primarily related to the vesting of options and new equity grants upon completion of our IPO. The increase also includes an additional $2.1 million in intangible asset amortization related to acquired intangible assets from the TCI, TazWorks, and Saylent acquisitions. The remaining increase was largely related to higher advisory services spend due to additional work around the IPO, increased insurance costs for director and officer insurance, and various system implementations.
General and administrative expenses increased $24.6 million, or 61%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase includes an additional $11.4 million stock/unit-based compensation expense primarily related to the vesting of options and new equity grants upon completion of our IPO and $5.9 million amortization from acquired intangible assets. Additionally, amortization from capitalized software increased $1.8 million. The remaining increase was largely related to higher advisory services spend due to additional work around the IPO, increased insurance costs for director and officer insurance, and various system implementations.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Research and Development	$13,533	$4,549	$8,984	197%	$27,807	$13,582	$14,225	105%
Research and development expenses increased $9.0 million, or 197%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase includes an additional $6.1 million stock compensation expense primarily related to the vesting of Carried Equity Units and new equity grants upon completion of our IPO. The remainder of the increase was primarily due to additional personnel-related expenses, largely from the addition of employees from TCI, TazWorks and Saylent.
Research and development expenses increased $14.2 million, or 105%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an additional $6.1 million stock compensation expense related to the vesting of Carried Equity Units and new equity grants upon completion of our IPO, as well as additional personnel-related expenses, largely from acquisitions.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Sales and Marketing	$5,994	$2,304	$3,690	160%	$13,817	$6,505	$7,312	112%
Sales and marketing expenses increased $3.7 million, or 160%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase includes an additional $1.8 million stock compensation expense primarily related to the vesting of Carried Equity Units and new equity grants upon completion of our IPO. The remainder of the increase was primarily due to increased headcount on our sales and marketing teams.
Sales and marketing expenses increased $7.3 million, or 112%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due an additional $1.9 million stock compensation expense related to the vesting of Carried Equity Units and new equity grants upon completion of our IPO, as well as increased headcount on our sales and marketing teams.

Total Other (Income) Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Total Other (Income) Expense, net	$11,507	$8,666	$2,841	33%	$31,385	$26,016	$5,369	21%
Total other (income) expense, net increased $2.8 million, or 33%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to the loss on debt repayment, offset by a decrease in interest expense due to the repayment of the Second Lien and the partial repayment of the First Lien.
Total other (income) expense, net increased $5.4 million, or 21%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to the loss on debt repayment and additional interest expense incurred from an incremental term loan borrowing in January 2021 of $100.0 million, offset by the repayment of the Second Lien and the partial repayment of the First Lien.

Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Provision for Income Taxes	$1,176	$1,869	$(693)	(37)%	$5,274	$3,445	$1,829	53%
Provision from income taxes decreased $0.7 million, or 37%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily due to lower income before provision for income taxes..
Provision from income taxes increased $1.8 million, or 53%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to several permanent tax differences resulting from stock/unit-based compensation incurred in the third quarter of 2021, which offset the decrease in income before provision for income taxes.
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
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through cash flows from operations, long-term debt, and, concurrent with the completion of our IPO on July 28, 2021, through proceeds from the issuance of our common stock. As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents of $93.0 million and unused capacity under our revolving line of credit of $35.0 million. Based upon our current levels of operations, we believe that our cash flows from operations along with our other sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.
Our primary uses of cash are funding operations, funding acquisitions, capital expenditures, debt payments, and interest expense. Our use of cash is impacted by the timing and extent of the required payments for each of these activities.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced solutions, the seasonality impacts on our business, the timing and extent of spending to support our growth strategy, the continued market acceptance of our solutions, and the future acquisitions of solutions or businesses. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. We continue to monitor our financing requirements and may pursue refinancing opportunities to potentially reduce interest rates and extend maturities. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Leases
We lease office space under various operating lease agreements that expire through December 2026. We recognize the related rent expense on a straight-line basis over the term of each lease. Free rent and rental increases are recognized on a straight-line basis over the term of each lease.
One lease is with a related party with a term date of December 2022. The monthly payments during both the three months ended September 30, 2021 and 2020 were $0.1 million, and are subject to annual increases. The monthly payments during both the nine months ended September 30, 2021 and 2020 were $0.1 million.
Long-Term Debt
For a detailed description of our long-term debt, please see Note 5 to our condensed consolidated financial statements included elsewhere in this filing.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,		Change

(in thousands)	2021	2020	$	%
Net cash provided by (used in):
Operating activities	$69,012	$55,181	$13,831	25%
Investing activities	(125,647)	(5,566)	(120,081)	2,157%
Financing activities	109,783	(6,347)	116,130	1,830%
Net increase in cash, cash equivalents, and restricted cash	$53,148	$43,268	$9,880	23%
Cash Flows from Operating Activities
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, and payments to third party vendors.
Operating cash flow is derived by adjusting our net income (loss) for non-cash operating items, such as depreciation and amortization, stock/unit-based compensation expense, provision for doubtful accounts, amortization of debt issuance costs, deferred income tax benefits or expenses, loss on disposal of fixed assets, loss on debt repayment, impairment charges, and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.
For the nine months ended September 30, 2021, cash provided by operating activities was $69.0 million, primarily driven by net loss adjusted for depreciation and amortization and stock/unit-based compensation expense. Net loss was $6.8 million, adjusted by non-cash charges of $77.3 million and a decrease of $1.5 million in operating assets and liabilities. The non-cash charges consist primarily of depreciation and amortization of $37.7 million, stock/unit-based compensation of $26.8 million, deferred income taxes of $5.0 million, and loss on debt repayment of $4.4 million. The change in operating assets and liabilities was primarily the result of an increase in deferred revenue of $10.0 million due to the timing of annual fees billing, which was offset by a decrease in prepaid expenses and other assets of $6.2 million and accrued liabilities of $2.3 million as a result of the timing of payments.

For the nine months ended September 30, 2020, cash provided by operating activities was $55.2 million as result of net income of $13.2 million, adjusted by non-cash charges of $36.2 million and an increase of $5.7 million in operating assets and liabilities. The non-cash charges consist primarily of depreciation and amortization of $29.5 million, deferred income taxes of $3.3 million and stock/unit-based compensation of $2.1 million. The change in operating assets and liabilities was primarily the result of an increase in deferred revenue of $9.1 million due to the timing of annual fees billing, which was offset by a decrease in accounts receivable of $4.7 million, resulting primarily from the timing of receipts.
Cash Flows from Investing Activities
Net cash used in investing activities of $125.6 million for the nine months ended September 30, 2021 consisted of $85.4 million and $35.9 cash paid for the acquisitions of TazWorks and Saylent, respectively, $3.6 million for capitalized software additions, and $0.7 million for purchases of property and equipment.
Net cash used in investing activities of $5.6 million for the nine months ended September 30, 2020 consisted of $2.2 million cash paid for purchases of property and equipment, and $3.4 million for capitalized software additions.
Cash Flows from Financing Activities
Net cash provided by financing activities of $109.8 million for the nine months ended September 30, 2021 consisted primarily of $247.2 million in IPO proceeds, net of underwriters' discounts and commissions, and $100.0 million proceeds from issuance of long-term debt, offset by $202.6 million in principal payments of long-term debt, including $125.0 for the repayment of the Second Lien and $75.0 for partial repayment of the First Lien, $25.7 million payment on the financing obligation due to related party, $4.4 million payments of deferred offering costs, $2.1 million payment to sellers of TCI $2.0 million payment of debt issuance costs, and $1.9 million of repurchases of Class A Units and Class B Units.
Net cash used in financing activities of $6.3 million for nine months ended September 30, 2020 consisted primarily of $3.1 million of principal payments of long-term debt, and $3.0 million of repurchases of Class A Units and Class B Units.
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
Off-Balance Sheet Arrangements
As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities, or variable interest entities.
Recent Accounting Pronouncements
See Note 2, “Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.

Emerging Growth Company Status
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our financial results may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We expect to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of our interim unaudited condensed consolidated financial statements in accordance with GAAP requires estimates, judgments, and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses and the related disclosures of contingent liabilities in our interim unaudited condensed consolidated financial statements and accompanying notes. We have identified revenue recognition, contract balances, accounts receivable, deferred revenues, fair value of financial instruments, research and development and capitalized software, stock/unit-based compensation, business combinations, goodwill and intangible assets, impairment of long-lived assets, and income taxes to be critical accounting policies and estimates.
We evaluate our estimates, judgments, and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Prospectus.
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
Interest Rate Risk
We had cash and cash equivalents of $93.0 million and $37.7 million as of September 30, 2021 and December 31, 2020, respectively, consisting of bank deposit and money market accounts. We did not hold any cash or cash equivalents as of September 30, 2021 or December 31, 2020 that held a significant degree of interest rate risk.
As of September 30, 2021, we had an outstanding principal amount of $428.7 million under the First Lien Credit Agreement, and $531.3 million under the First Lien Credit Agreement and the Second Lien Credit Agreement as of December 31, 2020. The interest rates on our First Lien Credit Agreement is floating. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, please see “ Note 4. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q incorporated herein by reference.
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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks relating to our financial position and need for additional capital, risks related to our business and industry, risks relating to intellectual property, risks relating to managing our business and operations, risks relating to ownership of our common stock, and risks relating to potential conflicts of interests and related parties, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:
•We have experienced rapid subscription fee revenue growth in recent periods, and our recent growth rates may not be indicative of our future growth.
•Our usage and volume-based pricing can cause revenue fluctuation and may adversely affect our business and operating results.
•Our business is dependent on overall demand for software, and therefore, reduced spending on software or overall adverse economic conditions may negatively affect our business, operating results, and financial condition.
•If we cannot successfully execute on our strategy and continue to develop and effectively market solutions that anticipate and respond to the needs of our customers, our business, operating results, and financial condition may suffer.
•Our future revenues and operating results will be harmed if we are unable to acquire new customers, if our customers do not renew their contracts with us, if our customers consolidate as a result of merger or acquisition, or if we are unable to expand sales to our existing customers or develop new products that achieve market acceptance.
•Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our applications.
•We face significant competition, which may adversely affect our ability to add new customers, retain existing customers, and grow our business.
•If we are unable to maintain successful relationships with our partners, or if our partners fail to perform, our ability to market, sell, and distribute our products and services will be limited, and our business, operating results, and financial condition could be harmed.

•A breach or compromise of our security measures or those we rely on could result in unauthorized access to or other compromise of customers’ data or customers’ clients’ data, which may materially and adversely impact our reputation, business, and results of operations.
•Failure to protect and enforce our proprietary technology and intellectual property rights could substantially harm our business, operating results, and financial condition.
•Real or perceived errors, failures, defects, or vulnerabilities in our software solutions could adversely affect our financial results and growth prospects.
•The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remain uncertain.
•Our failure to achieve and maintain an effective system of internal control over financial reporting may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
•Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
•We are highly leveraged and have substantial indebtedness, which reduces our capability to withstand adverse developments or business conditions.
•Our customers are highly regulated and subject to a number of challenges and risks. Our failure to comply with laws and regulations applicable to us as a technology provider to financial institutions could adversely affect our business and results of operations, increase costs, and impose constraints on the way we conduct our business.
•Any use of our solutions by our customers in violation of regulatory requirements could damage our reputation and subject us to additional liability.
•Thoma Bravo has significant influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
•Our market valuation could be volatile, and returns to stockholders may be impacted by high trading volume or issuance of shares for strategic objectives.
If we are unable to adequately address these and other risks we face, our business, results of operations, financial condition, and prospects may be harmed.
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
Our debt agreements contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability to, among other things:
•incur additional indebtedness;
•incur liens;
•engage in mergers, consolidations, liquidations, or dissolutions;
•pay dividends and distributions on, or redeem, repurchase, or retire our capital stock;
•make investments, acquisitions, loans, or advances;
•create negative pledge or restrictions on the payment of dividends or payment of other amounts owed from subsidiaries;
•sell, transfer, or otherwise dispose of assets, including capital stock of subsidiaries;
•make prepayments of material debt that is subordinated with respect to right of payment or liens, or is unsecured;
•engage in certain transactions with affiliates;
•modify certain documents governing material debt that is subordinated with respect to right of payment;

•change our fiscal year; and
•change our lines of business.
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
We have incurred substantial amounts of indebtedness to finance our operations, acquisitions, and other businesses. At September 30, 2021, our total aggregate indebtedness was approximately $419.9 million—see details in our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Because we are highly leveraged, our payments on our indebtedness are significant in relation to our revenues and cash flow, which exposes us to significant risk in the event of downturns in our businesses, our industry, or the economy generally, since our cash flows would decrease, but our required payments under our indebtedness would not.
Economic downturns may impact our ability to comply with the covenants and restrictions in the agreements governing our indebtedness and may impact our ability to pay or refinance our indebtedness as it comes due. If we do not repay or refinance our debt obligations when they become due and do not otherwise comply with the covenants and restrictions in the agreements governing our indebtedness, we would be in default under those agreements and the underlying debt could be declared immediately due and payable. In addition, any default under any of the agreements governing our indebtedness could lead to an acceleration of debt under any other debt instruments or agreements that contain cross-acceleration or cross-default provisions. If the indebtedness incurred under the agreements governing our indebtedness were accelerated, we may not have sufficient cash to repay amounts due thereunder. To avoid a default, we could be required to defer capital expenditures, sell assets, seek strategic investments from third parties, or otherwise reduce or eliminate discretionary uses of cash. However, if such measures were to become necessary, there can be no assurance that we would be able to sell sufficient assets or raise strategic investment capital sufficient to meet our scheduled debt maturities as they come due.
Our overall leverage and the terms of our financing arrangements could also:
•make it more difficult for us to satisfy obligations under our outstanding indebtedness;
•limit our ability to obtain additional financing in the future for working capital, capital expenditures, or acquisitions;
•limit our ability to refinance our indebtedness on terms acceptable to us or at all;
•limit our ability to adapt to changing market conditions;
•restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•require us to dedicate a significant portion of our cash flow from operations to paying the principal of and interest on our indebtedness, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital, and other corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry; and
•place us at a competitive disadvantage compared with competitors that have a less significant debt burden.

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
We are subject to interest rate risk on floating interest rate borrowings under our credit facilities. Borrowings under our credit facilities use LIBOR as a benchmark for establishing the interest rate. In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated that it would phase out LIBOR as a benchmark after 2021 to allow for an orderly transition to an alternative reference rate. Our term loan and revolving credit facilities provide for alternative methods of calculating the interest rate payable on such facilities by moving through a waterfall of defined successor SOFR-based benchmark interest rates (or, if a SOFR-based benchmark rate is not available, such rate as agreed between us and the administrative agent of the credit facility), along with technical changes to reflect the adoption of any such new benchmark rate upon the occurrence of certain triggering events. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Furthermore, the consequences of the transition from LIBOR could result in an increase in the cost of our borrowings on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Uncertainty as to the nature of such phase out and selection of an alternative reference rate, together with disruption in the financial markets, could have a material adverse effect on our financial condition, results of operations and cash flows, and may adversely affect our ability to obtain future debt financing on favorable terms.
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
We have experienced rapid growth in recent periods. Our net revenues were $67.4 million and $52.3 million for the three months ended September 30, 2021 and 2020, respectively, representing a 28.9% growth rate. Our net revenues were $203.7 million and $145.4 million for the nine months ended September 30, 2021 and 2020, respectively, representing a 40.1% growth rate. In future periods, we may not be able to sustain net revenue growth consistent with recent history, or at all. We believe our net revenue growth depends on several factors, including, but not limited to, our ability to add new customers and to expand our existing customers’ usage of our solutions. The markets in which we compete are highly competitive, fragmented, evolving, complex, and defined by rapidly changing technology and customer demands, and we expect competition to continue to increase in the future. A number of companies have developed or are developing solutions and services that currently, or in the future may, compete with some or all of our solutions. This competition could result in increased pricing pressure, reduced profit margins, increased sales, and marketing expenses and our failure to increase, or loss of, market share, any of which could adversely affect our business, operating results, and financial condition.
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
We may also face competition from companies entering our market. Many existing and potential competitors enjoy substantial competitive advantages, such as:
•larger sales and marketing budgets and resources;
•the ability to bundle competitive offerings;
•greater brand recognition and longer operating histories;
•lower labor and development costs;
•greater resources to make acquisitions;
•larger and more mature intellectual property portfolios; and
•substantially greater financial, technical, management and other resources.
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
Additionally, as the markets for our solutions develop, or as new or existing competitors introduce new solutions or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or we may be unable to attract new customers based on the same subscription models that we have used historically or at fee levels that are consistent with our pricing models and operating budget. Moreover, large or influential customers may demand more favorable pricing or other contract terms from us. As a result, we may in the future be required to change our pricing model, reduce our prices, or accept other unfavorable contract terms, any of which could adversely affect our revenues, gross margin, profitability, financial position, and/or cash flow. Our pricing strategy for new solutions we introduce may prove to be unappealing to our potential customers, and our competitors could choose to bundle certain solutions and services competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our business, operating results, and growth prospects.
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
We currently compete with providers of technology and products in the financial services industry, primarily point solution vendors that focus on building functionality that competes with specific components of our solutions. From time to time, we also compete with systems internally developed by financial institutions. Many of our competitors have significantly more financial, technical, marketing, and other resources than we have, may devote greater resources to the development, promotion, sale, and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have, and have longer operating histories and greater name recognition than we do.
We may also face competition from new companies entering our markets, which may include large established businesses that decide to develop, market, or resell cloud-based banking technology, acquire one of our competitors, or form a strategic alliance with one of our competitors. In addition, new companies entering our markets may choose to offer cloud-based consumer lending and related products at little or no additional cost to the customer by bundling them with their existing products, including adjacent financial services technologies. Competition from these new entrants may make attracting new customers and retaining our current customers more difficult, which may adversely affect our results of operations.
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
We may face unexpected implementation challenges related to the complexity of our customers’ implementation and integration requirements. Our implementation expenses increase when customers have unexpected data, hardware, or software technology challenges or complex or unanticipated business requirements. In addition, certain of our customers require complex acceptance testing related to the implementation of our software solutions. Implementation delays may also require us to delay revenue recognition under the related customer agreement longer than expected. Further, because we do not fully control our customers’ implementation schedules, if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties, our revenue recognition may be delayed. Any difficulties or delays in implementation processes could cause customers to delay or forego future purchases of our software solutions, which would adversely affect our business, operating results, and financial condition.
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
Risks Related to Regulation and Taxation
Privacy, information security, and data protection concerns, data collection and transfer restrictions, and related domestic regulations may limit the use and adoption of our software solutions and adversely affect our business and results of operations.
Personal privacy, information security, and data protection are significant issues in the United States where we currently offer our solutions. The regulatory framework governing the collection, processing, storage, and use of certain information, particularly financial and other personally identifiable information, or PII, is rapidly evolving. Any failure or perceived failure by us to comply with applicable privacy, information security or data protection laws, regulations or industry standards may materially and adversely affect our business and results of operations, and result in reputational harm, governmental investigations and enforcement actions, litigation, claims, fines and penalties, or adverse publicity.
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

We cannot yet fully determine the impact these or future laws, rules, and regulations may have on our business or operations. Any such laws, rules, and regulations may be inconsistent among different jurisdictions, subject to new or differing interpretations, or conflict with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of information, including financial and PII, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve.
Any failure or perceived failure by us, our third-party service providers, or any other third parties with which we do business, to comply with these laws, rules, and regulations, or with other obligations to which we or such third parties are or may become subject, may result in claims, actions, investigations, and other proceedings or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time, and other resources or the incurrence of fines, penalties, or other liabilities. In addition, any such claims, actions, investigations, other proceedings, or other claims, particularly to the extent we were found to be in violation of any laws, rules, regulations, or obligations, or otherwise liable for fines, penalties, or damages, would damage our reputation and adversely affect our business and results of operations.
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
Our indirect, wholly-owned subsidiary, Professional Credit Reporting, Inc., functions as a consumer reporting agency and, as a result, is subject to rules and regulations applicable to consumer reporting agencies, such as the Fair Credit Reporting Act, or FCRA. In addition, in connection with the closing of our acquisition of the assets of TazWorks, we may have additional exposure to FCRA. Other than these exposures to FCRA, we have adopted the position that we are not otherwise subject directly to the FCRA in our position as a provider of technology to financial institutions. It is possible that this position may be challenged by regulatory authorities or others, however, which could result in regulatory investigations and other proceedings, claims, and other liability, and which could require us to redesign our solutions and otherwise substantially modify our operations, processes, and solutions. This could require dedication of substantial funds and other resources, and time of management and technical personnel, and could be highly disruptive to our operations. This could adversely affect our business and results of operations.
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
Failure to comply with anti-bribery, anti-corruption, anti-money laundering, and similar laws could subject us to penalties and other adverse consequences. We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other federal, state, and local laws that address anti-bribery, anti-corruption, and anti-money laundering. If we expand internationally, we may become subject to the anti-corruption, anti-bribery, and anti-money laundering laws of other countries. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
If we pursue international expansion, our risks under these laws may increase as we, our employees, agents, representatives, business partners, and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners, or third-party intermediaries even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions.

While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners, or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
In some cases, our solutions may be subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Governmental regulation of the import or export of our solutions, or our failure to obtain any required import or export authorization for our solutions, when applicable, could harm future international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our solutions may create delays in the introduction of our solutions in international markets or, in some cases, prevent the export of our solutions to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation, or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export our solutions to, existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business.
Any allegations or violation of the FCPA or other applicable anti-bribery or anti-corruption laws, anti-money laundering laws, or foreign export controls and trade sanctions could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. In addition, the U.S. government may seek to hold us liable for successor liability for FCPA violations committed by companies in which we invest or that we acquire. As a general matter, investigations, enforcement actions, and sanctions could harm our reputation, business, results of operations, and financial condition.
If one or more U.S. states or local jurisdictions successfully assert that we should have collected, or in the future should collect, additional sales or use taxes on our fees, we could be subject to additional liability with respect to past or future sales, and the results of our operations could be adversely affected.
We do not collect state and local sales and use taxes in all jurisdictions in which our customers are located, based on our belief that such taxes are not applicable. Sales and use tax laws and rates vary by jurisdiction, and such laws are subject to interpretation. Jurisdictions in which we do not collect sales and use taxes may assert that such taxes are applicable, which could result in the assessment of such taxes, interest, and penalties, and we could be required to collect such taxes in the future. This additional sales and use tax liability could adversely affect the results of our operations. In addition, one or more states, the federal government, or other countries may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours that offer subscription services. For example, on June 21, 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which could adversely impact our business and results of operations. New taxes could also require us to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance, and audit requirements could have an adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Reliance on Third Parties
We depend on data centers operated by us as well as third parties and third-party Internet hosting providers, and any disruption in the operation of these facilities or access to the Internet could adversely affect our business.
We currently serve our customers from our own internal data center located in Costa Mesa, California and two third-party data center hosting facilities located in Lone Mountain, Nevada and Atlanta, Georgia. The third-party owners and operators of these current and future facilities do not guarantee that our customers’ access to our software solutions will be uninterrupted, error-free, or secure. We may experience website disruptions, outages, and other performance problems at our data center and third-party data centers. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks (including ransomware attacks), fraud, spikes in customer usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Data center facilities are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our software solutions, cause system interruptions, prevent our customers’ account holders from accessing their accounts online, reputational harm and loss, corruption, or unavailability of critical data, prevent us from supporting our software solutions, or cause us to incur additional expense in arranging for new facilities and support.
We also depend on third-party Internet-hosting providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. As we continue to expand the number of our customers and available solutions, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of data centers, Internet service providers, or other third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our solutions or impede our ability to grow our business and scale our operations. If our third-party infrastructure service agreements are terminated, or there is a lapse of service, interruption of Internet service provider connectivity, or damage to data centers or if we lose the services of one or more of our Internet-hosting or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or denial of service, ransomware or other cybersecurity attacks or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes or similar catastrophic events, we could experience disruption in our ability to offer our software solutions and adverse perception of our software solutions’ reliability. We could also be required to retain the services of replacement providers, which could cause interruptions in access to our solutions as well as delays and additional expense in arranging new facilities and services and could also increase our operating costs and harm our business and reputation. Additionally, any need to change Internet-hosting service providers would require a significant amount of time and effort by our information technology department. We are working to transition all of our software solutions to the public cloud by the end of 2022, and this migration could introduce risks associated with data and services migration that could affect our business continuity, result in loss, corruption, or compromise of data, and impact the provision of our software solutions. If this planned transition is delayed or impacts the reliability and availability of our software solutions, our customer relationships could be negatively impacted, which could result in a materially and adversely affect our business and results of operations.
Defects, errors, or other performance problems in our software solutions could harm our reputation, result in significant costs to us, impair our ability to sell our software solutions, and subject us to substantial liability.
Our software solutions are complex and may contain defects, viruses, or errors when implemented or when new functionality is released. In addition, we rely on technologies and software supplied by third parties that may also contain undetected errors, viruses, or defects. Despite extensive testing, from time to time we have discovered, and may in the future discover, defects or errors in our software solutions. Any performance problems or defects in our software solutions may materially and adversely affect our business and results of operations. Defects, errors, or other performance problems or disruptions in service to provide bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, could be costly for us, damage our customers’ businesses, result in loss of credibility with current or potential customers, or partners and harm our reputation, any of which could result in a material adverse effect on our business, operating results, and financial condition. In addition, if we have any such errors, defects, or other performance problems, our customers could seek to terminate their contracts, elect not to renew their subscriptions, delay or withhold payment, or make claims against us.

We may experience temporary system interruptions, either to our solutions as a whole, individual software solutions or groups thereof, or to some or all of our software hosting locations, for a variety of reasons, including network failures, power failures, software errors, or an overwhelming number of users trying to access our software solutions during periods of strong demand. In addition to our primary data center located in our leased facility in Costa Mesa, California, which we control and maintain, two of our additional data centers, located in Lone Star, Nevada and Atlanta, Georgia, are hosted by a third-party service provider over which we have little control. We depend on this third-party service provider to provide continuous and uninterrupted access to our solutions and our hosted software solutions. If for any reason our relationship with this third-party were to end, it would require a significant amount of time to transition the hosting of our data centers to a new third-party service provider.
Because we are dependent on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, if at all. As we rely heavily on our servers, computer, and communications systems and the Internet to conduct our business, any of these actions could result in liability, lost business, increased insurance costs, difficulty in collecting accounts receivable, costly litigation, or adverse publicity. Errors, defects, or other problems could also result in reduced sales or a loss of, or delay in, the market acceptance of our software solutions.
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
We have entered into and may seek to enter into additional collaborations or partnerships with third parties for reseller services. Should we seek to collaborate with a third party with respect to a prospective reseller program, we may not be able to locate a suitable partner or to enter into an agreement on commercially reasonable terms or at all. Even if we succeed in securing partners for reseller services, such as the arrangement we have entered into with Jack Henry & Associates, Inc., we have limited control over the time and resources that our partners may dedicate to such services. These partnerships pose a number of risks, including the following:
•partners may not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as budget limitations, lack of human resources, or a change in strategic focus; or
•partners may decide to pursue a competitive product developed outside of the collaboration arrangement.
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
Since August 2018, unrelated third parties have provided us with technology development services, as well as certain customer implementation and support services through individuals based in India. We have increased the proportion of our product development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale. However, we may not achieve the cost savings and other benefits we anticipate from these programs and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. While our experience to date with our India-based contractors has been positive, there is no assurance that this will continue. Specifically, there are a number of risks associated with this activity, including but not limited to the following:
•communications and information flow may be less efficient and accurate as a consequence of the time and distance differences between our primary development organization and the foreign-based activities, resulting in delays in development or errors in the software developed;
•in addition to the risk of misappropriation of intellectual property from departing personnel, there is a general risk of the potential for misappropriation of our intellectual property that might not be readily discoverable;
•the ability to obtain fulsome rights to intellectual property arising from the work performed by India-based individuals may be more difficult than it is with respect to intellectual property arising from work performed for us by our U.S.-based employees;
•the quality of the development efforts undertaken offshore may not meet our requirements, including due to experiential differences, resulting in potential product errors and/or delays;

•currency exchange rates could fluctuate and adversely impact the cost advantages intended from maintaining these relationships; and
•as would be the case with any of our third-party developers, if those based in India were to leave their employment or if the third-party development services agreement with us were terminated, we would lose some short-term development capacity, and while we believe we would still be able to continue maintaining and improving all of our service offerings, we would need to expend resources and management time to on-board additional development resources.
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
Our success depends upon our ability to protect our intellectual property, which may require us to incur significant costs. We have developed much of our intellectual property internally, and we rely on a combination of confidentiality obligations and other restrictions in contracts, copyrights, trademarks, service marks, and trade secret laws to establish and protect our intellectual property and other proprietary rights. In particular, we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have business relationships in which they will have access to our material confidential information. No assurance can be given that these agreements or other steps we take to protect our intellectual property will be effective in controlling access to and distribution of our software solutions, and our confidential and proprietary information and these agreements or other steps may not afford complete protection and may not adequately permit us to gain or keep any competitive advantage. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized uses of our intellectual property. Any of our trademarks or other intellectual property rights may lapse, be abandoned, be challenged or circumvented by others, or invalidated through administrative process or litigation. We also may allow certain of our registered intellectual property rights, or our pending applications or registrations for intellectual property rights, to lapse or to become abandoned if we determine that obtaining or maintaining the applicable registered intellectual property rights is not worthwhile.
Despite our precautions, it may be possible for third parties to copy, reverse engineer, or otherwise obtain and use our solutions, technology, systems, methods, processes, or information that we regard as proprietary to create software solutions and services that compete with ours. Third parties may also independently develop technologies that are substantially equivalent to our software solutions, or adopt trade names or domain names similar to ours, thereby impeding our ability to promote our solutions and possibly leading to customer confusion. Some contract provisions protecting against unauthorized use, copying, transfer, and disclosure of our software solutions may be unenforceable under the laws of certain jurisdictions. We cannot guarantee that our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties. Further, no assurance can be given that our agreements will be effective in controlling access to and distribution of our solutions and proprietary information, and they do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our solutions.
In some cases, litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets. Litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights and exposing us to significant damages or injunctions. Our inability to protect our intellectual property against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay sales or the implementation of our software solutions, impair the functionality of our software solutions, delay introductions of new software solutions, result in our substituting less-advanced or more-costly technologies into our software solutions, or harm our reputation. In addition, we may be required to license additional intellectual property from third parties to develop and market new software solutions, and we cannot assure you that we could license that intellectual property on commercially reasonable terms or at all.

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
Although we monitor our use of open source software to avoid subjecting our solutions to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our solutions. Moreover, we cannot assure you that our processes for controlling our use of open source software in our solutions will be effective. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate it into their products. As a result, we could become subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our business, operating results, and financial condition, or require us to devote additional research and development resources to change our solutions. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our solutions (which could involve substantial time and resources), to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, and results of operations. A release of our proprietary code could also allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages.
Lawsuits by third parties against us or our customers for alleged infringement of the third parties’ proprietary rights or for other intellectual property-related claims relating to our solutions or business could result in significant expenses and harm our operating results.
Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual property and proprietary rights. Companies in our industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Furthermore, our customer agreements typically require us to indemnify our customers against liabilities incurred in connection with claims alleging our software solutions infringe or otherwise violate the intellectual property rights of a third party. We are currently and, from time to time, have been involved in disputes related to patent and other intellectual property rights of third parties. To date, none of these disputes have resulted in material liabilities. We expect these types of disputes to continue to arise in the future, and we cannot be certain that we will not incur material liabilities related to any such disputes. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. There can be no assurances that any existing limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. If such claims are successful, or if we are required to indemnify or defend our customers from these or other claims, these matters could be disruptive to our business and management and have an adverse effect on our business, operating results, and financial condition.
Furthermore, our technologies may not be able to withstand any third-party claims or rights against their use. As a result, our success depends upon our not infringing upon or otherwise violating the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. We do not own any patents, which may prevent us from deterring patent infringement claims, and our competitors and others may now and in the future have significant patent portfolios. From time to time, we seek to obtain patents to protect our proprietary rights, but we cannot be certain that we will be successful in obtaining any such patents, and, even if such patents are obtained, they may be challenged or provide inadequate protection of our proprietary rights. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our solutions or cease business activities related to such intellectual property.

From time to time, we have received, and may continue to receive, threatening letters or notices or, in the future, may be the subject of claims that our software solutions and underlying technology infringe or otherwise violate the intellectual property rights of others, and we may be found to be infringing upon or otherwise violating such rights. The risk of patent litigation has been amplified by the increase in the number of patent holding companies or other adverse patent owners that have no relevant product revenues, and therefore, any patents we may obtain in the future may provide little or no deterrence as we would not be able to assert them against such entities or individuals. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us or our customers whom we indemnify, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our software solutions, or require that we comply with other unfavorable terms. We also face from time to time trade name or trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our brand names. Even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them could divert the resources of our management and harm our business and operating results. Any claims related to our intellectual property or customer confusion related to our solutions could damage our reputation and adversely affect our growth prospects.
If our goodwill and other intangibles become impaired, we may be required to record a significant charge to earnings.
We have a significant amount of goodwill and other intangibles. Our goodwill and other intangible asset balances as of September 30, 2021 were approximately $565.0 million and $309.5 million, respectively. We test goodwill at least annually, on October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. Such assets are considered to be impaired when the carrying value of an intangible asset exceeds its estimated fair value. No impairment, except those disclosed in our Prospectus related to our trademarks, has been recorded in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, an impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.
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
Our quarterly results of operations, including the levels of our revenues, gross margin, profitability, and cash flow may vary significantly in the future and, accordingly, period-to-period comparisons of our results of operations may not be meaningful. Thus, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and may not fully or accurately reflect the underlying performance of our business. For example, while subscriptions with our customers often include multi-year terms that typically range from three to five years, a majority of our revenues from these subscriptions comes from usage or volume-based fees, such as application fees and per inquiry fees, as opposed to annual or monthly base fees. As such, if our customers terminate their agreements with us prior to their scheduled term, we may only recover all or a portion of our contractual base fees, and not any usage or volume-based fees. Fluctuation in quarterly results may negatively impact the value of our common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:
•our ability to retain current customers or attract new customers;
•the overall usage and volume of transactions handled or processed using our software solutions, which may vary based on external factors such as macroeconomic conditions, including the impact of the COVID-19 pandemic, and seasonality;
•the activation, delay in activation, or cancellation by customers;
•the timing of recognition of professional services revenues;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;
•acquisitions of our customers, to the extent the acquirer elects not to continue using our solutions or reduces subscriptions to it;
•customer renewal, expansion, and retention rates;
•increases or decreases in usage or pricing changes upon renewals of customer contracts;
•network outages or security breaches;

•general economic, industry, and market conditions (particularly those affecting financial institutions);
•changes in our pricing policies or those of our competitors;
•seasonal variations in sales of our software solutions, which have historically been highest in the third quarter of our fiscal year;
•the timing and success of introductions of new solutions or features and functionality by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners;
•unexpected expenses such as those related to litigation and other disputes; and
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.
Uncertain or weakened economic conditions, including as a result of the COVID-19 pandemic, may adversely affect our industry, business, and results of operations.
Our overall performance depends on economic conditions, which may be challenging at various times in the future. Financial developments seemingly unrelated to us or our industry may adversely affect us. Domestic and international economies have from time-to-time been impacted by falling demand for a variety of goods and services, tariffs and other trade issues, threatened sovereign defaults and ratings downgrades, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit and equity markets, bankruptcies, and overall uncertainty. For example, COVID-19 has created and may continue to create significant uncertainty in global financial markets as well as industry supply chain shortages, and the long-term economic impact of COVID-19 is highly uncertain. We cannot predict the timing, strength or duration of the current or any future potential economic slowdown in the United States or globally. These conditions affect the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase our software solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, or impact the demand for our customers’ services, any of which could adversely affect our results of operations.
Efforts to contain the spread of COVID-19 in the United States (including in California where our corporate headquarters are located) have included quarantines, shelter-in-place orders, and various other government restrictions in order to control the spread of this virus. We have been carefully monitoring the COVID-19 pandemic, including the delta variant’s growing impact within the United States and globally, as it continues to progress and its potential impact on our business. We have suspended travel for employees, temporarily closed our offices, and, since mid-March 2020, have requested that our employees work remotely. While we have been operating effectively under our remote work model, which we anticipate continuing for the foreseeable future to ensure the safety and well-being of our employees, we cannot be certain that a prolonged remote work model will continue to be effective or will not introduce new operational difficulties that could result in harm to our business. For example, with our shift to remote work we have had to assess and enhance our IT security measures to identify any vulnerabilities and enhance protections against unauthorized access to our network and systems. While we have not yet experienced a network breach or intrusion as a result of moving to a remote work model, we are unable to unequivocally affirm that the protective measures we have taken will remain sufficient given the ever changing threat landscape, and any such related security compromise that may occur could materially and adversely impact our business, results of operations, and/or reputation.
The COVID-19 pandemic creates significant risks and uncertainties for our customers, their clients, the industries in which our customers operate, our partners and suppliers, our employees, and our business generally. We are being cautious as a result of the uncertainties and risks posed by the COVID-19 pandemic, and in response to these uncertainties for the short-term, we are actively monitoring the impacts of COVID-19 on our financial results and adjusting our hiring plans and investment spending accordingly. We are also considering how our physical facilities requirements might change when we eventually return to increased onsite operations, including the costs associated with ensuring a safe work environment and the likely increased prevalence of working from home for many employees. The timing and amount of these investments will vary based on the rate at which we expect to add new customers or sell additional solutions to existing customers, our customer retention rates, the implementation and support needs of our customers, our software development plans, our technology and physical infrastructure requirements, and changes thereto resulting from the COVID-19 pandemic, and other needs of our organization (including needs resulting from the COVID-19 pandemic). Many of these investments will occur in advance of our realizing any potential benefit, which may make it difficult to determine if we are effectively allocating our resources.

A breach or compromise of our security measures or those we rely on could result in unauthorized access to or other compromise of customers’ data or customers’ clients’ data, which may materially and adversely impact our reputation, business, and results of operations.
Certain elements of our business and software solutions, particularly our origination and analytics solutions, involves the processing and storage of personally identifiable information, or PII, such as banking information and PII of our customers’ clients. We may also have access to PII during various stages of the implementation process of our solutions or during the course of providing customer support. Furthermore, as we develop additional functionality, we may gain greater access to PII and process additional PII. We maintain policies, procedures, and technological safeguards designed to protect the confidentiality, integrity, and availability of this information and our information technology systems. However, we cannot entirely eliminate the risk of improper or unauthorized access to, or disclosure, alteration, corruption, unavailability, or loss of PII or other data that we process or maintain, or other security events that impact the integrity or availability of PII or our systems and operations (including ransomware and other security attacks), or the related costs we may incur to mitigate the consequences from such events. Additionally, we may be exposed to increased risk of security breaches or other security compromises with our employees working remotely, as they have since the beginning of the COVID-19 pandemic. Further, our solutions are a combination of flexible and complex software, and there is a risk that configurations of, or defects in, one or more of the solutions or errors in implementation could create vulnerabilities to, or result in, security breaches or other security compromises. There may be unlawful or unauthorized attempts to disrupt or gain access to our information technology systems or the PII or other data of our customers or their clients that may disrupt our or our customers’ operations or result in improper or unauthorized access to, or disclosure, alteration or loss of, this PII or other data. We may face difficulties or delays in identifying or responding to security compromises or breaches. In addition, because we leverage third-party providers, including cloud, software, data center, and other critical technology vendors to deliver our software solutions to our customers and their clients, we rely heavily on the data security procedures, measures, and policies adopted by these third-party providers. A vulnerability in a third-party provider’s software or systems, a failure of our third-party providers’ safeguards, policies, measures, or procedures, or a breach of a third-party provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or of data housed in our platform or that is maintained or processed by such third-party provider. When engaging third-party providers, we assess their policies and procedures relating to cybersecurity and privacy, however, we have no formal policy regarding subsequent audits of these providers to confirm their ongoing compliance efforts, and our failure to detect issues with these third-party providers could result in vulnerabilities that would materially and adversely impact our business, customers, and results of operations.
Cyberattacks and other malicious internet-based activity continue to increase and evolve, and cloud-based providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, theft or misuse and other intentional or negligent acts of our employees and contractors, ransomware attacks, denial-of-service attacks, sophisticated criminal networks, as well as nation-state and nation-state supported actors now engage in intrusions and attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, discovery of existing or new vulnerabilities, and attempts to exploit those vulnerabilities or other developments, may compromise or breach our systems or software solutions. In the event our or our third-party providers’ protection efforts are unsuccessful and our systems or software solutions are breached or compromised, we could suffer substantial harm. A security breach or compromise could result in operational disruptions, loss, compromise, unauthorized use of, or access to, alteration, or corruption of customer data or customers’ client data or data we rely on to provide our software solutions, including our analytics initiatives and offerings that impair our ability to provide our software solutions and meet our customers’ requirements resulting in decreased revenues and otherwise materially negatively impacting our financial results. Also, in the event that any of these events occurs or is perceived to have occurred, our reputation could suffer irreparable harm, causing our current and prospective customers to decline to use our software solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to any actual or perceived security breach or compromise, including repairing system damage, increasing security protection costs by deploying additional personnel and protection technologies, and defending against and resolving legal and regulatory claims and proceedings, all of which could be costly and divert resources and the attention of our management and key personnel away from our business operations. While maintaining and enhancing an incident response and disaster recovery program in the event of any of the foregoing attacks or system unavailability are internal priorities, we cannot be certain that our incident response and disaster recovery efforts will be adequate if they are needed, and any gaps in our ability to respond to incidents and move our customers to back-up systems would result in additional adverse impacts on our business, results of operations, and reputation. We anticipate expending increasing expenses and other resources in an effort to identify, prevent, and respond to actual or potential security breaches.

Federal and state regulations may require us or our customers to notify individuals or other persons or entities, including regulatory authorities of data security breaches or compromises involving certain types of personal data or information technology systems, and we otherwise may find it necessary or appropriate to notify customers, individuals, or other parties of certain data security incidents. Security breaches or compromises experienced by others in our industry, our customers, or us may lead to public disclosures and widespread negative publicity. Any security breach or compromise in our industry, whether actual or perceived, could erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew or expand their use of our software solutions, or subject us to third-party claims and lawsuits, indemnification, or other claims from customers and other third parties, regulatory investigations or proceedings, fines or other actions or liabilities, which could materially and adversely affect our business and results of operations. In addition, some of our customers contractually require notification of data security breaches or compromises and include representations and warranties in their contracts with us that our software solutions comply with certain legal and technical standards related to data security and privacy and meets certain service levels. In certain of our contracts, a data security breach or compromise or operational disruption impacting us or one of our vendors, or system unavailability or damage due to other circumstances, may constitute a material breach and give rise to a customer’s right to terminate their contract with us or may cause us to be liable for certain monetary penalties, including as a result of a failure to meet service level agreements within customer agreements. While we have not, as of the date of this Quarterly Report on Form 10-Q, incurred any material monetary penalties as a result of these provisions, we cannot be certain that we will not in the future be liable for such payments, which could materially and adversely impact our business, results of operations, and reputation with our customers. In these circumstances, it may be difficult or impossible to cure such a breach or compromise in order to prevent customers from potentially terminating their contracts with us. Furthermore, although our customer contracts typically include limitations on our potential liability, there can be no assurance that such limitations of liability would be adequate. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will be available on acceptable terms or will be available in sufficient amounts to cover one or more claims, or that our insurers will not deny or attempt to deny coverage as to any future claim. The successful assertion of one or more claims against us, the inadequacy or denial of coverage under our insurance policies, litigation to pursue claims under our policies, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could materially and adversely affect our business and results of operations.
Any future litigation against us could damage our reputation and be costly and time-consuming to defend.
We have in the past and may become in the future subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by current or former employees. In other instances, our customers, become involved in litigation where we are required to provide information pursuant to a court order. While we may never become a party in any such litigation, such information requests can be burdensome, time-consuming, and distracting from our day-to-day operations. Litigation might result in reputational damage and substantial costs and may divert management’s attention and resources, which might adversely impact our business, overall financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. Moreover, any negative impact to our reputation will not be adequately covered by any insurance recovery. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the value of our common stock. From time to time, we also may initiate litigation to enforce our rights, including with respect to payments that we are owed. While we currently are not aware of any material pending or threatened litigation against us, we can make no assurances the same will continue to be true in the future.
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
The forecasts included in this Quarterly Report on Form 10-Q, as well as our internal estimates and research, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, although we have no reason to believe such information is not correct and we are in any case responsible for the contents of this Quarterly Report on Form 10-Q. If the forecasts of market growth, anticipated spending, or predictions regarding market size prove to be inaccurate, our business and growth prospects could be adversely affected. Even if all or some of the forecasted growth occurs, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully implement our business strategy, which itself is subject to many risks and uncertainties. Accordingly, investors in our common stock are urged not to put undue reliance on such forecasts.
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
In addition, mortgage interest rates are currently near historic lows and many economists predict that mortgage interest rates will rise in 2021 and 2022. Mortgage interest rates are influenced by a number of factors, particularly monetary policy. The Federal Reserve Bank may raise the Federal funds rate in light of recent higher than expected inflation in the United States or otherwise and has ceased purchasing Fannie Mae and Freddie Mac mortgage-backed securities, each of which would likely cause mortgage interest rates to rise. Increases in mortgage interest rates would reduce the volume of new mortgages originated, in particular the volume of mortgages refinanced.
The expected lower levels of residential mortgage loan volume in 2021 and 2022 as compared to 2020 levels will require us to increase our revenues per loan effected through use of our solutions in order to maintain our financial performance. Any additional decrease in residential mortgage volumes would exacerbate our need to increase revenues per loan effected through use of our solutions. We cannot assure you that we will be successful in our efforts to increase our revenues per loan effected through use of our solutions, which could materially adversely affect our business.
Specifically for context, quarterly revenues from the mortgage loan market generated 9% and 13% of our Lending Software Solutions revenues in the three months ended September 30, 2021 and 2020, respectively, and revenues from the mortgage loan market generated 70% and 94% of our Data Verification Software Solutions revenues in the three months ended September 30, 2021 and 2020, respectively. In the nine months ended September 30, 2021 and 2020, revenues from the mortgage loan market generated 9% and 11%, respectively, of our quarterly Lending Software Solutions revenues, and 71% and 93%, respectively, of our quarterly Data Verification Software Solutions revenues.
In addition, increases in interest rates and supply chain shortages for goods subject to financing generally may also negatively impact consumer demand for loans other than mortgages. If demand for non-mortgage loans also decreases as a result of increased interest rates, our business and operating results could be materially adversely affected.
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
Our methodologies for tracking metrics may also change over time, which could result in changes to the metrics we report. If we under count or over count performance due to the internal tools we use or issues with the data received from third parties, or if our internal tools contain errors, the data we report may not be accurate or comparable with prior periods. In addition, limitations, changes or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies.

If our performance metrics are not accurate representations of our financial or operational performance, if we discover material inaccuracies in our metrics, or if we can no longer calculate any of our key performance metrics with a sufficient degree of accuracy and cannot find an adequate replacement for the metric, our business, operating results, and financial condition could be adversely affected.
Our business is subject to the risks of earthquakes, fires, floods, and other natural catastrophic events and to interruption by man-made problems such as terrorism.
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have a material adverse impact on our business, operating results, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in Southern California, a region known for seismic activity. In addition, acts of terrorism, which may be targeted at metropolitan areas which have higher population density than rural areas, could cause disruptions in our or our customers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting Southern California, and our business interruption insurance may be insufficient to compensate us for losses that may occur.
If we fail to meet our service level commitments, we could be obligated to provide credits or refunds or face contract terminations, which could adversely affect our business, operating results, and financial condition.
Certain of our agreements with our customers contain service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our solutions, we may be contractually obligated to provide these parties with service credits or refunds. In addition, we could face contract terminations, in which case we would be subject to a loss of future revenues. Our revenues could be significantly affected if we suffer unexcused downtime under our agreements with our customers and partners. Further, any extended service outages could adversely affect our reputation, revenues, and operating results.
If we fail to respond to evolving technological requirements or introduce adequate enhancements and new features, our software solutions could become obsolete or less competitive.
The market for our software solutions is characterized by rapid technological advancements, changes in customer requirements and technologies, frequent new solution introductions and enhancements, and changing regulatory requirements. The life cycles of our software solutions are difficult to estimate. Rapid technological changes and the introduction of new products and enhancements by new or existing competitors or large financial institutions could undermine our current market position. Other means of digital or virtual consumer lending and banking may be developed or adopted in the future, and our software solutions may not be compatible with these new technologies. In addition, the technological needs of, and services provided by, the banks, credit unions, mortgage lenders, specialty lending providers, and CRAs that we endeavor to serve may change if they or their competitors offer new services to account holders. Maintaining adequate research and development resources to meet the demands of the market is essential. The process of developing new technologies and software solutions is complex and expensive. The introduction of new products by our competitors, the market acceptance of competitive products based on new or alternative technologies, or the emergence of new technologies or products in the broader financial services industry could render our solutions obsolete or less effective.
The success of any enhanced or new software solution depends on several factors, including timely completion, adequate testing, and market release and acceptance of the solution. Any new software solutions that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate customer requirements or work with our customers successfully on implementing new software solutions or features in a timely manner or enhance our existing software solutions to meet our customers’ requirements, our business and operating results may be adversely affected.

We may acquire or invest in companies, or pursue business partnerships, which may divert our management’s attention or result in dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, investments, or partnerships.
From time to time, we consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. For example, in April 2021, we acquired Saylent Technologies, Inc., a data analytics and marketing solution that offers insights to financial institutions that help drive account and credit and debit card usage. We also may enter into relationships with other businesses to expand our products, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. In addition, we have limited experience in acquiring other businesses. If an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. If we are successful in acquiring additional businesses, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•our inability to integrate or benefit from developed technologies or services;
•unanticipated costs or liabilities associated with the acquisition;
•incurrence of acquisition-related costs;
•difficulty integrating the operational and compliance policies and practices, technology, accounting systems, operations, and control environments of the acquired business and integrating the acquired business or its employees into our culture;
•difficulties and additional expenses associated with supporting legacy products and infrastructure of the acquired business;
•difficulty converting the customers of the acquired business to our software solutions and contract terms, including disparities in subscription terms;
•additional costs for the support or professional services model of the acquired company;
•diversion of management’s attention and other resources;
•adverse effects to our existing business relationships with business partners and customers;
•the issuance of additional equity securities that could dilute the ownership interests of our stockholders;
•incurrence of debt on terms unfavorable to us or that we are unable to repay;
•incurrence of substantial liabilities;
•difficulties retaining key employees of the acquired business; and
•adverse tax consequences, substantial depreciation, or deferred compensation charges.
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
We may not be able to successfully integrate the operations of businesses that we acquire or realize the anticipated benefits of the acquisitions, which could adversely affect our financial condition, results of operations, and business prospects.
There can be no assurance that we will be able to successfully integrate our recent acquisitions or develop or commercialize products based on recently developed technologies, or that we will be able to successfully integrate any other companies, products, or technologies that we acquire and may not realize all or any of the expected benefits of any acquisitions as and when planned.

The difficulties and risks associated with the integration of any other businesses that we may acquire include:
•possible inconsistencies in the standards, controls, procedures, policies, and compensation structures;
•the increased scope and complexity of the acquired company’s operations;
•the potential loss of key employees and the costs associated to retain key employees;
•risks and limitations on our ability to consolidate corporate and administrative infrastructures of the two companies; and
•the possibility of unanticipated delays, costs, or inefficiencies associated with the integration of our operations with the operations of any other companies that we may acquire.
As a result of these difficulties and risks, we may not accomplish the integration of the business of any companies we may acquire smoothly, successfully, or within our budgetary expectations and anticipated timetable. Accordingly, we may fail to realize some or all of the anticipated benefits of the acquisition, such as increase in our scale, diversification, cash flows, and operational efficiency and meaningful accretion to our diluted earnings per share.
If we fail to effectively expand our sales and marketing capabilities and teams, including through partner relationships, we may not be able to increase our customer base and achieve broader market acceptance of our software solutions.
Increasing our customer base and achieving broader market acceptance of our software solutions will depend on our ability to expand our sales and marketing organizations and their abilities to obtain new customers and sell additional solutions and services to existing customers. We believe there is significant competition for direct sales professionals with the skills and knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth will depend on our success in recruiting, training, and retaining a sufficient number of direct sales professionals. New hires require significant training and time before they become fully productive and may not become as productive as quickly as we anticipate. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenues they produce for a significant period of time. Our growth prospects will be harmed if our efforts to expand, train, and retain our direct sales team do not generate a corresponding significant increase in revenues. Additionally, if we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and software solutions, our business may be harmed, and our sales opportunities may be limited.
In addition to our direct sales team, we also extend our sales distribution through formal and informal relationships with referral and reseller partners. While we are not substantially dependent upon referrals from any partner, our ability to achieve significant revenue growth in the future will depend upon continued referrals from our partners and growth of the network of our referral partners. These partners are under no contractual obligation to continue to refer business to us, nor do these partners have exclusive relationships with us and may choose to instead refer potential customers to our competitors. We cannot be certain that these partners will prioritize or provide adequate resources for promoting our software solutions or that we will be successful in maintaining, expanding, or developing our relationships with referral partners. Our competitors may be effective in providing incentives to third parties, including our partners, to favor their software products or prevent or reduce subscriptions to our software solutions either by disrupting our relationship with existing customers or limiting our ability to win new customers. Establishing and retaining qualified partners and training them with respect to our software solutions requires significant time and resources. If we are unable to devote sufficient time and resources to establish and train these partners, or if we are unable to maintain successful relationships with them, we may lose sales opportunities and our revenues could suffer.
If we are unable to effectively integrate our software solutions with other systems, products, or other technologies used by our customers and prospective customers, or if there are performance issues with such third-party systems, products, or other technologies, our software solutions will not operate effectively and our operations will be adversely affected.
The functionality of our software solutions depends on our ability to integrate with other third-party systems, products, and other technologies used by our customers. Certain providers of these third-party systems, products, or other technologies also offer products that are competitive with our software solutions and may have an advantage over us with customers using their software by having better ability to integrate with their software and by being able to bundle their competitive products with other applications used by our customers and prospective customers at favorable pricing.

In addition, some of our competitors may be able to disrupt the operations or compatibility of our solutions with their products or services or exert strong business influence on our ability to, and terms on which we, provide our solutions. For example, core banking system companies provide critical back-end services to financial institutions. If these core banking system companies seek to compete with us in the markets we target or make it more difficult for us to integrate our solutions with their offerings, our business and results of operations could be materially and adversely affected. We do not have formal arrangements with many of these third-party providers regarding our access to their application programming interfaces, or APIs, to enable these customer integrations.
Our business may be harmed if any of our third-party providers:
•change the features or functionality of their applications and platforms in a manner adverse to us;
•discontinue or limit our software solutions’ access to their systems or other technologies;
•terminate or do not allow us to renew or replace our existing contractual relationships on the same or better terms;
•modify their terms of service or other legal terms or policies, including fees charged to, or other restrictions on, us or our customers;
•establish exclusive or more favorable relationships with one or more of our competitors, or acquire one or more of our competitors and offer competing services; or
•otherwise have or develop their own competitive offerings.
Third-party services and products are constantly evolving, and we may not be able to modify our solutions to assure compatibility with that of other third parties as they continue to develop or emerge in the future or we may not be able to make such modifications in a timely and cost-effective manner. Such changes could limit or prevent us from integrating our software solutions with these third-party systems, which could impair the functionality of our software solutions, prohibit the use of our software solutions, or limit our ability to sell our software solutions to customers, each of which could harm our business. If we are not permitted or able to integrate with such third-party technologies as a result of changes to or restricted access to the technologies by such third parties during the terms of existing agreements with customers using such third-party software, we may not be able to meet our contractual obligations to customers, which may result in harm to our business. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our solutions or gives preferential treatment to our competitors or competitive products, whether to enhance their competitive position or for any other reason, the interoperability of our products with these products could decrease and our business, results of operations, and financial condition would be harmed. In addition, if any third-party technology providers experience an outage, our software solutions integrated with such technology will not function properly or at all, and our customers may be dissatisfied with our software solutions. If the technology of such third-party providers have performance or other problems, such issues may reflect poorly on us, and the adoption and renewal of our software solutions and our business may be harmed. Although our customers may be able to switch to alternative technologies if a provider’s services were unreliable or if a provider were to limit such customer’s access and utilization of its data or the provider’s functionality, our business could nevertheless be harmed due to the risk that our customers could reduce their use of our software solutions.
Our usage and volume-based pricing can cause revenue fluctuation and may adversely affect our business and operating results.
Our customer relationships are generally conducted in accordance with the terms of multi-year contracts that, among other things, may provide for minimum purchases and specified levels of pricing based on the volume of loans, applications, or searches conducted or processed during the applicable billing period. These contractual features are key determinants of profitability. Certain of our contracts provide for contractually scheduled price changes. From time to time, we also negotiate pricing or other changes with our existing customers that include, but are not limited to, extending or renewing a contract or adjusting minimum volumes. Our usage and volume-based pricing, which is seasonal and cyclical, can cause our revenues to fluctuate which could affect our business. Additionally, our usage and volume-based pricing can be negatively impacted by macroeconomic trends, which may disproportionately impact our revenues.
We depend on satisfied customers to succeed and, in certain instances, have aligned our financial goals with those of our customers. Our historical contracts are subject to de minimis minimum commitments with certain of our customers, who may be less willing or able to accommodate modifications to our contracts given their own business constraints. Such minimum commitment obligations may not be cost-effective or provide positive returns.

Risks Related to Employee Matters
We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, finance, creative, and sales and marketing personnel. Moreover, we believe that our future success is highly dependent on the contributions of our executive officers. All of our officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our software solutions and harm the market’s perception of us. Qualified individuals are in high demand, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing sales, operational, and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business will suffer.
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
Our customers rely on our customer support services to resolve issues and realize the full benefits provided by our solutions. High-quality support is also important to maintain and drive further adoption by our existing customers. We primarily provide customer support over the phone, chat, and via web portal. If we do not help our customers quickly resolve issues and provide effective ongoing support, or if our support personnel or methods of providing support are insufficient to meet the needs of our customers, our ability to retain customers, increase adoption by our existing customers, and acquire new customers could suffer, and our reputation with existing or potential customers could be harmed. If we are not able to meet the customer support needs of our customers during the hours that we currently provide support, we may need to increase our support coverage and provide additional support, which may reduce our profitability.
Growth may place significant demands on our management and our infrastructure.
Our growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure to offer an increasing number of customers enhanced software solutions, features, and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. To support our growth, we must also continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. Continued growth could also strain our ability to maintain reliable service levels for our customers and recruit, train, and retain highly skilled personnel.
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

Some of the factors that may cause the market price of our common stock to fluctuate, many of which may be beyond our control and may not be related to our operating performance, include:
•announcements of new products or technologies, commercial relationships, acquisitions, or other events by us or our competitors;
•changes in how customers perceive the benefits of software solutions;
•shifts in the mix of billings and revenues attributable to subscription fees, service fees, and product partner fees, from quarter to quarter;
•departures of key personnel;
•price and volume fluctuations in the overall stock market from time to time;
•fluctuations in the trading volume of our shares or the size of our public float;
•sales of large blocks of our common stock, including by the Thoma Bravo Discover Fund, L.P., Thoma Bravo Discover Fund A, L.P., Thoma Bravo Discover Fund II, L.P., Thoma Bravo Discover Fund II-A, L.P., and Thoma Bravo Discover Executive Fund II, L.P. (collectively, the “Thoma Bravo Funds”);
•actual or anticipated changes or fluctuations in our operating results;
•whether our operating results meet the expectations of securities analysts or investors;
•changes in actual or future expectations of investors or securities analysts;
•litigation involving us, our industry, or both;
•changes in monetary policy by the Federal Reserve;
•regulatory developments;
•actual or perceived security compromises or breaches;
•general economic conditions and trends, including changes in interest rates and consumer borrowing habits; and
•major catastrophic events in domestic and foreign markets.
These fluctuations could cause you to lose all or part of your investment in our common stock.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans, or otherwise will dilute all other stockholders.
We may issue additional capital stock in the future that will result in dilution to all other stockholders. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
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

In connection with our IPO in July 2021, we, along with our officers, directors, the Thoma Bravo Funds, and all of the selling stockholders in that offering, entered into lock-up agreements with the underwriters of our IPO agreeing not to dispose of or hedge any of our or their common stock or securities convertible into or exchangeable for shares of common stock until January 23, 2022, subject to certain exceptions. However, if (i) we have publicly released our earnings results for the quarterly period during which our IPO occurred, and (ii) the lock-up period is scheduled to end during a broadly applicable period during which trading in our securities would not be permitted under our insider trading policy, or a blackout period, or within the five trading days prior to a blackout period, then the lockup period applicable to our directors, officers, and securityholders will instead end ten trading days prior to the commencement of the blackout period; provided that in no event will the lock-up period end prior to November 24, 2021 and, at least two trading days prior to the early expiration of the lock-up period, we will announce such date through a major news service or on a Form 8-K.
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
Our charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations, and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock.
Our bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of fiduciary duty by one or more of our directors, officers or employees, (iii) any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. Additionally, the forum selection clause in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our bylaws. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation and bylaws has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. Our bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. This provision would not apply to any action brought to enforce a duty or liability created by the Exchange Act and the rules and regulations thereunder. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. We recognize that the forum selection clause may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims. Additionally, the forum selection clause in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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
We expect that Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, will continue to own a majority of the voting power of all classes of our outstanding voting stock. As a result, we are, and expect we will continue to be, a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:
•a majority of the board of directors consist of independent directors as defined under the rules of the NYSE;
•the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•annual performance evaluations of the nominating and governance committee and the compensation committee be performed.
These requirements will not apply to us as long as we remain a controlled company. We have and expect to continue to use some or all of these exemptions. Additionally, our executive officers, directors, and the Thoma Bravo Funds beneficially own approximately 70.0% of our issued and outstanding shares of common stock as of November 1, 2021. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Thoma Bravo has a controlling influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
As of November 1, 2021, Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owns in the aggregate 50.3% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy and would have sufficient voting power to determine the outcome of all matters requiring stockholder approval. These matters may include:
•the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;
•approving or rejecting a merger, consolidation, or other business combination;
•raising future capital; and
•amending our charter and bylaws, which govern the rights attached to our common stock.
For so long as Thoma Bravo beneficially owns 30% or more of our outstanding shares of common stock, Thoma Bravo will have the right to designate a majority of our board of directors. For so long as Thoma Bravo has the right to designate a majority of our board of directors, the directors designated by Thoma Bravo are expected to constitute a majority of each committee of our board of directors, other than the audit committee, and the chair of each of the committees, other than the audit committee, is expected to be a director designated by Thoma Bravo. At such time as we are not a “controlled company” under the NYSE corporate governance standards, our committee membership will comply with all applicable requirements of those standards and a majority of our board of directors will be “independent directors,” as defined under the rules of the NYSE.

This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs, or other purchases of our common stock that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. This concentration of ownership may also adversely affect our share price.
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
Our charter provides that none of our officers or directors who are also an officer, director, employee, partner, managing director, principal, independent contractor, or other affiliate of Thoma Bravo will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual pursues or acquires a corporate opportunity for its own account or the account of an affiliate, as applicable, instead of us, directs a corporate opportunity to any other person, instead of us, or does not communicate information regarding a corporate opportunity to us. Such provision will apply for so long as Thoma Bravo holds any of our securities.
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
If securities analysts were to downgrade our stock, publish negative research or reports, or fail to publish reports about our business, our competitive position could suffer, and our stock price and trading volume could decline.
The trading market for our common stock will, to some extent, depend on the research and reports that securities analysts may publish about us, our business, our market, or our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our stock or publish negative research or reports, cease coverage of our company, or fail to regularly publish reports about our business, our competitive position could suffer, and our stock price and trading volume could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 27, 2021, the Registration Statement on Form S-1 (File No. 333-255680) (the “Registration Statement”) relating to our IPO was declared effective by the SEC, and we priced our IPO. Pursuant to the Registration Statement and the Registration Statement on Form S-1 (File No. 333-258207), we registered an aggregate of 13.2 million shares of our common stock, inclusive of the underwriters’ option to purchase additional shares, at a price to the public of $26.00 per share. We received net proceeds of approximately $242.4 million, after deducting approximately $17.6 million in underwriting discounts, commissions, and offering-related expenses. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or any affiliates.
The IPO also included the sale of 3.2 million shares of our common stock by selling stockholders. We did not receive any proceeds from the sale of common stock by the selling stockholders. The selling stockholders granted the underwriters an option to purchase up to 2.0 million additional shares of common stock. The option was exercised for 1.2 million additional shares on August 26, 2021.
Our IPO closed in July 2021. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus.
Item 3. Default upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Index
Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed on September 7, 2021)
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Form S-1 filed on July 27, 2021)

4.1	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 filed on July 27, 2021)

4.2
Registration Rights Agreement, dated May 31, 2018, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 filed on July 27, 2021)

31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1 †	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 †	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________
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

MERIDIANLINK, INC.

Dated: November 3, 2021	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2021	By:	/s/ Chad Martin
	Name:	Chad Martin
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)