Form 10-K
period 2021-12-31
MeridianLink, Inc.
filed 2022-03-10
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_______
Commission file number 001-40680
____________________________
MeridianLink, Inc.
(Exact Name of Registrant as Specified in its Charter)
______________________________

Delaware	82-4844620
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3560 Hyland Avenue, Suite 200, Costa Mesa, CA	92626
(Address of Principal Executive Offices)	(Zip Code)
(714) 708-6950
(Registrant’s Telephone Number, Including Area Code)
______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	MLNK	The New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the New York Stock Exchange on July 28, 2021.
As of March 4, 2022 there were 80,519,240 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference

Certain information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

MeridianLink, Inc.

Special Note about Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Annual Report on Form 10-K. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. You should not rely upon forward-looking statements as predictions of future events. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, revenue mix, and ability to achieve and maintain future profitability;
•our ability to execute on our strategies, plans, objectives, and goals;
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the Securities and Exchange Commission, or SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.
In this Annual Report on Form 10-K, the terms “MeridianLink,” “we,” “us,” and “our” refer to MeridianLink, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I.
Item 1. Business
BUSINESS
Our Vision and Mission
At MeridianLink, our vision is to transform financial services technology for the better and our mission is to democratize financial services technology and data so our customers can focus on what’s truly important: their employees, clients, and communities.
Who We Are
We are an industry-trusted software and services company, having earned our market-leading position by serving financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and consumer reporting agencies (“CRAs”), for more than 23 years. With MeridianLink, our customers can accelerate their digital transformation and better serve their clients. We support our customers’ digital transformations by helping them create a superior client experience with our mission-critical lending, account opening, and data verification software solutions. Our solutions allow our customers to meet their clients’ needs across the institution, which enables improved client acquisition and retention. Additionally, our solutions allow our customers to operate more efficiently.
Our lending software solutions provide a fully digital workflow for our customers, extending from their clients’ initial account opening applications to our customers’ final extension of credit and, where necessary, collections activity. We enable our customers to offer a wide array of products and services to new and existing clients, replacing traditional manual processing and less nimble in-house solutions. Our solutions address nearly all categories of consumer lending, including mortgage, credit card, personal, auto, home equity, and small business loans, and provide the software tools and data necessary to deliver automated decisioning.
Our data verification software solutions enable our customers to service their clients and make smarter business decisions by retrieving verification data for credit, income, employment, property, and fraud prevention. Mortgage Credit Link is a versatile, stable, and powerful web-based fulfillment hub for consumer data verification. To capitalize on the credit bureaus and other available sources, financial institutions of all sizes turn to MeridianLink to optimize scoring attribute and data management. Instead of investing in wasted development time, customers connect to a single API to access credit and verification data from dozens of resellers and service providers.
When it comes to background screening, MeridianLink customers can leverage their TazWorks software as a comprehensive screening software solution with productivity and mobile engagement tools. The TazCloud platform provides a comprehensive technology solution for the background screening industry with a powerful suite of background screening applications, integrations, and advanced business intelligence tools to help customers make better decisions about their business.
We offer our software solutions using a software-as-a service, or SaaS, model under which our customers pay subscription fees for the use of our solutions and typically have multi-year contracts with an initial term of three years. Our customer contracts are typically not cancellable without penalty. Our subscription fee revenues include annual base fees, platform partner fees, and, depending on the solution, fees per search, per loan application, or per closed loan (with some contractual minimums based on volume) that are charged on a monthly basis, which we refer to as volume-based fees. We seek to deepen and grow our customer relationships by providing consistent, high-quality implementations and customer support services which we believe drive higher customer retention and incremental sales opportunities within our existing customer base. We plan to continue investing in migrating our non-legacy lending and data verification software solutions onto a single platform resident in a public cloud and driving product development to further increase customer cross-selling and retention. We believe that our increased focus on our go-to-market strategy and partnerships will drive incremental opportunities for revenue and accelerate customer cross-sell growth.

Who We Serve
We have had the privilege of helping our customers to revamp their lending and account opening processes, reduce operational costs, and increase revenue. Our diverse client base includes banks, credit unions, mortgage lenders, specialty lending providers, and CRAs. As of December 31, 2021, our customer mix includes over 70 of the leading 100 credit unions per Credit Unions Online, and a majority of the financial institutions on Forbes’ 2021 lists of America’s Best Credit Unions and Banks. Our broad reach provides connections to over 600,000 active system users, who are individuals who have accessed one of our solutions in the 90 days prior to our measurement period of January 10, 2022.
We focus our efforts on financial institutions, but our addressable market also includes specialty lending customers that target consumer credit opportunities. Specialty lending companies drive higher per customer application volume and help diversify our end-markets. Our technology enables our customers to bridge the functional silos of their institutions and thereby increase their ability to serve more of their clients’ needs and achieve incremental revenue.
History
We have expanded our offerings and customer base through a combination of in-house initiatives and acquisitions to support continuous innovation for our customers’ benefit. For approximately our first two decades, our expansion was driven by internal product initiatives and market development. Immediately after the investment by Thoma Bravo UGP, LLC and its affiliated entities, or Thoma Bravo, into MeridianLink in May 2018, we acquired CRIF Corporation, or CRIF, in June 2018.
In November 2020, we acquired Teledata Communications, Inc., or TCI. TCI is the creator of DecisionLender, a SaaS loan origination solution that was first released in 1998. DecisionLender is an industry-trusted LOS that primarily serves the indirect lending needs of banks, credit unions, and financial companies nationwide.
In December 2020, we acquired substantially all of the assets of TazWorks, LLC, or TazWorks. TazWorks is the creator of TazCloud, an end-to-end technology solution for the background screening industry. TazWorks provides us with capabilities that are highly complementary to our Mortgage Credit Link offering, enabling us to provide our CRA customers with a more complete solution.
In April of 2021, we acquired Saylent Technologies, Inc., or Saylent. Saylent is a data analytics and marketing solution that offers insights to financial institutions that help drive account and credit and debit card usage. They determine the ideal target audiences, craft customized marketing campaigns and put them in action with fully automated, multi-channel outreach.

Growth Strategy
We believe there are significant growth opportunities driven by end-market expansion and geographic extension. We seek to capture additional growth driven by new logo acquisition, organic cross-sell and upsell opportunities with our customers, and potential acquisitions. We intend to continue growing our business by executing on the following strategies:
•Continue adding customers in our target market. We believe there is untapped market potential in the loan origination and digital banking markets. Significant runway exists as financial institutions begin to adopt online lending and account opening practices and require more efficient technologies. We provide these services to institutions of all sizes and complexities. By focusing on better sales execution, providing and allocating resources where needed, and improving marketing efforts, we are confident in our ability to expand our customer base within our target market.
•Expanding our target market. Our current focus is on the middle-market, catering predominantly to financial institutions such as community banks and credit unions with assets under management between $100 million and $10 billion. We believe a large opportunity exists in expanding our target market to new customers with less than $100 million or greater than $10 billion in assets under management. In our down market, smaller institutions commonly use spreadsheets or other inexpensive alternatives. These companies have a smaller volume of loans per month, but we have developed targeted solution packages with lower implementation fees to address their primary needs.
•Pursue unrealized upsell and cross-sell into client base. Our go-to-market strategy and partnerships drive incremental revenue and client cross-sell growth. We have demonstrated our ability to retain customers with strong annual customer retention and to expand existing customers’ solution adoption through upselling and cross-selling. We believe there is further opportunity to expand within and across our existing customer base by cross-selling all consumer loan types, upselling modules of existing products, and promoting the adoption of new products. Further, our transaction-based pricing structure means that our revenue opportunity grows along with our customers’ volumes.
•Launch new products. We are focused on introducing new solutions and enhancing services and capabilities in areas including digital lending, data insights, collections, data verification, and marketing automation to further expand our reach into the consumer and commercial lending and background screening markets. We are enhancing our offerings to create additional value for new and existing customers in order to increase our share-of-wallet and further distance ourselves from our competition. In 2021, we continued to develop our end-to-end platform, MeridianLink One. The platform connects our trusted products into one powerful platform to turn lending automation, cross-selling, and loan optimization into a transformational experience. For more information on this unified, cloud-native SaaS platform, please see the section titled “—Technology and Solutions.”
•Expand monetization of Partner Marketplace. We have designed our solutions to act as the gateway for third parties to access our financial institution and CRA customers, accelerating the loan application and decisioning processes and reducing expenses. We are able to capitalize on one-time service fees, recurring integration fees and ongoing revenue share in platform partner fees. As we grow our business, we expect to bring on board additional vendor partners driving further monetization opportunities. We also intend to cultivate and leverage network partners to grow our market presence and drive greater sales efficiency.
•Selectively pursue strategic mergers and acquisitions. In addition to developing our solutions organically, we may selectively pursue acquisitions, joint ventures, or other strategic transactions that provide additional capabilities or customers, or both. We expect these transactions to focus on innovation to strengthen and expand the functionality and features of our customer solutions suite, gain market share, and/or expand our presence into new markets and geographies. For example, in 2020, we added the indirect lending capabilities of TCI and also acquired the powerful screening platform and API infrastructure from TazWorks, and, in 2021, we acquired Saylent which provides technology we are leveraging in our marketing automation product offering.

•Full public cloud migration to drive enhanced capacity, flexibility, and security. As we migrate fully to the public cloud, we seek to expand on our successes and deliver an even better experience for our customers, driven by the highly scalable and configurable nature of our platform, regardless of the size and complexity of the financial institution. Customers will have the ability to digitally serve clients, while automation and digitization capabilities reduce duplicative work and increase efficiency. We believe that the full migration of our solutions to a public cloud, from our current private-public cloud hybrid approach, will further enhance the ability of financial institution employees to work from their office or remotely and serve their clients 24/7/365. We believe this migration will help customers further reduce costs through the added upsell and cross-sell capabilities we intend to introduce, as well as allow customers to benefit from public cloud functionality which includes automatic push of new updates from public cloud partners.
•Substantial runway for increasing penetration domestically and enhancing solutions for international expansion. Today, our revenues are all domestic, and the U.S. market provides substantial runway for continued growth. In addition, we believe that enhancing our capabilities to serve customers in international markets represents an opportunity to deliver our solutions and expand our customer base to financial institutions of all sizes and complexities around the world.
Technology and Solutions
Our software provides our customers with an end-to-end solution that improves workflow within a financial institution. Our solutions are not only focused on driving increased loan origination and partner interactions at each digital touch point, but also help our customers simplify how loans are processed and decisioned, so that increased client volume does not materially increase costs incurred by our customers. This enhanced efficiency enabled by the improved workflow we facilitate allows our customer to improve their financial performance. Our actively marketed solutions and services include both Lending Software Solutions and Data Verification Software Solutions. Our Software Solutions include:
•Point of Sale Systems;
•Account Opening Software;
•Consumer LOS;
•Mortgage LOS;
•Marketing Automation Software;
•Data Verification Software;
•Collection Software; and
•Analytics and Business Intelligence.

Our technologies directly connect our financial institution customers and the clients they serve, creating an omni-channel experience by integrating all potential client touch points onto a single platform. We provide software solutions that simplify loan decisioning, deposit and loan origination, and workflow by providing accurate information within a streamlined user-friendly platform. Our solutions were designed by bankers who understand how financial institutions work and have been built to consistently drive value through increased profitability and efficiency while facilitating regulatory compliance. With a broad set of integrated third-party capabilities and a robust underwriting and pricing engine, our solutions can be configured to fit the needs of a wide variety of financial institutions. In connection with our ongoing development and launch of MeridianLink One, in February 2021, we introduced a product-wide rebranding of our offerings under the unified brand of MeridianLink. Our rebranded core offerings include our Lending Software Solutions and our Data Verification Software Solutions as follows:
Lending Software Solutions
MeridianLink One
We continue to expand our next generation platform, MeridianLink One – a unified, cloud-native SaaS platform. This all-in-one digital lending and deposit account opening platform is powered by a smart cross-sell optimization engine. The platform spans mortgage and consumer loan origination, offering enhanced transparency and efficiency to process loans. We are designing a proprietary smart debt optimization engine to deepen the integration of our data verification and LOS solutions to empower loan officers to maximize loan acceptance rates, boost cross-sell opportunities, and deepen their relationships with clients. Additionally, the platform provides access to our large network of third-party integrations and further accelerate the loan process and reduce expenses for our customers.
Point of Sale System
We offer a Point of Sale system that allows financial institutions, regardless of size, to easily expand existing lending and deposit account origination platforms to online consumers while ensuring control of the entire online application experience. From the ability to determine which loan and deposit account applications to make available online, to customizing the look and feel to match an existing web presence, our system has hundreds of configurations available to tailor the online application process to meet a financial institution’s business objectives. Our system is the consumer touch point and funnel for consumer loans by integrating seamlessly with the all-in-one platform consumer LOS and account opening software so that online applications route securely and reliably into the customer’s existing platform. We currently offer this through our MeridianLink Portal product.
Account Opening Software
We offer a comprehensive cloud-based online account opening and deposit software solution. The platform unifies deposit account opening and funding for all channels and product types. With robust functionality ranging from identity verification, OFAC checks, e-signature, switch kits, and core system connectivity, our platform saves operational costs and increases customer satisfaction from application initiation to account creation. We currently offer this through our MeridianLink Opening product.
Consumer LOS
We offer LOS software that provides a full loan solution suite to banks and credit unions. Our solution offers automated underwriting and pricing for indirect loans (auto and retail), consumer lending (direct auto, unsecured and secured personal loans), lines of credit, business loans, home equity loans, home equity lines of credit, and vehicle leases. As a single loan origination system, our software consolidates applications from all channels, applying the same rules and processes to ensure a streamlined process for institutional staff and a user-friendly consumer experience for customers. The solution provides a frictionless experience by consolidating data from all existing channels—mobile, online, branch, call center, indirect, retail, and kiosk—into a unified consumer experience. The modern, intuitive, and efficient UI makes everyday transaction processing easier. In addition, our cross-sell engine identifies potential cross-sell opportunities, such as credit card debt consolidation or auto loan refinancing, for our customers. Our consumer LOS is offered as MeridianLink Consumer.

Mortgage LOS
We offer cloud-based software designed for financial professionals to optimize the end-to-end mortgage loan origination process. We use automation, technology, and a dedicated support staff to help lenders deliver fast and compliant loans. This includes a complete decision engine that provides deep credit analysis, automated condition generation, and automated fee calculations – all of which increase the efficiency of the origination. Our suite of tools (including Open API, PriceMyLoan, eDocs, and web portals) allows for individual customization while enabling regulatory compliance. We currently offer this through our MeridianLink Mortgage product.
Collection Software
We offer a web-based debt collection software that helps customers easily and efficiently manage delinquencies. The software provides benefits with a sleek UI that is simple to use, allowing users to be quickly trained to set up and to manage the product. It replaces tedious workflows with automation, sophisticated analytics, and easy-to-use functionality. The collection software is offered as MeridianLink Collect.
Analytics and Business Intelligence
We offer a range of solutions that deliver the quality and expertise of an internal team through agile tools. Our analytics tools are aimed at maximizing our customers’ credit portfolio performance through tailored services as well as allowing our customers to make better and faster business decisions. The solutions are designed with interactive visualizations and various filter dimensions to enable our customers to optimize their experience. We provide intuitive dashboards, easy-to-read reports, and a powerful exploratory sandbox, presenting a comprehensive solution for a multi-level audience while providing insights for omni-channel execution. Our analytics and business intelligence tools are currently offered through MeridianLink Engage, MeridianLink Consulting, and MeridianLink Insight.
Data Verification Software Solutions
We offer a plug-and-play, cloud-based order fulfillment hub for bankers and credit officers. Our software simplifies product ordering with an intuitive web interface and integrated tools for order fulfillment. The solution provides users access to a large network of consumer credit, data, and verification service providers and allows them to process credit, income verification, employment, criminal and rental history, and other related services. A comprehensive list of product and service APIs allows for integrations into a number of applications for a seamless experience to minimize human error and to reduce costs. Our Data Verification Software Solutions are currently offered through Mortgage Credit Link, TazCloud, and Credit API.
Additional Solutions
In addition to the solutions listed above, we support additional loan origination systems, other credit decisioning tools, and additional solution modules. Several of these additional solutions, including ACTion, LCC/Appro, BizMark/Mark4, Sail/Teres, and Synergy, came to us via acquisitions, and we are proud of the legacy of these solutions and committed to ensuring the best journey for these customers. Wherever possible, we seek to make available the capabilities and innovations of our new solutions to those customers on older versions of our solutions.
Financial Model and Key Metrics
Our revenues are broken out between three components: subscription fees, professional services, and other revenues. Our subscription fees consist of revenues from software solutions that typically are multi-year contracts with an initial term of three years. Our customer contracts are typically not cancellable without penalty. Our subscription fee revenues include annual base fees, platform partner fees, and, depending on the solution, fees per search or per loan application or per closed loan (with some contractual minimums based on volume) that are charged on a monthly basis, which we refer to as volume-based fees. Our professional service fees are driven by professional services for the setup and configuration of platform modules for customer needs as well as certain consulting engagements regarding best practices and analytics. Our other fees consist of one-time and recurring fees that include implementation fees, annual fees, and revenue sharing based on revenue generated, applications or loans, or some combination of the above.

We have high customer and revenue retention due to the nature of the services we provide. Customer onboarding and loan origination workflows within financial institutions are complicated with significant compliance requirements and often require integration with legacy systems that are highly customized and fragmented.
Our pricing model provides us with several monetization opportunities to receive revenues in excess of what is contractually committed by our customers. Current pricing requires a contractual commitment for a minimum revenue amount, which correlates to an allowable amount of applications in that month. Customers can achieve lower per application pricing by contracting for a higher monthly revenue commitment. Customers pay on a per transaction basis if their volume surpasses their minimum commitment level. For non-mortgage consumer loans, including personal loans, auto loans, and credit cards, clients pay per-application, regardless of whether the application is accepted or denied. For our mortgage loan product, clients pay per-funded loans. Contract length with clients is usually three years, but can range from one to seven years.
An additional opportunity for generating revenues in excess of what is contractually committed is through our Partner Marketplace. Through reseller and referral relationships, we receive revenues based on our customers’ use of a partner’s services. In many instances, our partners have their own sales and marketing efforts targeted at our customers – and when those third-party sales efforts are successful for our partners, it also generates fees for us. We also market our partners’ solutions to our customers as a way to generate revenues, and also to ensure that our customers are leveraging the full benefit of our solution, which includes the capabilities offered through our partners.
Sales and Marketing
Our sales team primarily consists of our new logo sales team, which focus on selling into accounts that currently do not have a relationship with us, and our account manager sales team, which sell into existing customer accounts. Both sales teams are supported by our sales engineers, who demonstrate the functionality of our solutions to prospects, and our sales operations team which manages reporting, analytics, and sales enablement.
Our new logo team is responsible for expanding our customer base. This team is trained to nurture our customer prospects, including through discovery of such prospects’ currently implemented solutions, if any, and through demonstration of the capabilities our solutions offer and the potential benefits to the customer prospect if they implement our solutions from us.
Our account manager team maintains close relationships with existing customers and act as advisors to each customer, helping them identify and understand their specific needs, challenges, goals, and opportunities with the intention to expand the breadth of our solutions the customer currently uses. It is the role of this team to ensure that our existing customers get the maximum benefit from the breadth of the solutions we provide.
We also have a sales team supporting our channel partners to ensure they receive the sales support that is required to capitalize on prospects that are identified through the partner’s selling efforts. The channel sales team also seeks to identify new potential channel partners who can expand the breadth of our reach to potential prospects.
To build brand awareness and generate sales leads, we conduct digital marketing campaigns, webinars, public relations campaigns, lead development activities, and advertising through multiple avenues, including industry publications and conferences. We have also historically hosted an in-person annual user forum to foster a customer community, showcase our most recent solution enhancements, and engage in a discussion on the direction and roadmap of our solutions. The user forums in 2020 and 2021 were held virtually due to the COVID-19 pandemic.
Research and Development
Our research and development organization is responsible for the design, development and testing of our technology. We utilize agile software development methodologies and industry best practices, such as continuous integration/continuous deployment, automated testing, and distributed version control, to develop new functionality and enhance our existing solution.

Competition
We face competition for our solutions from a wide range of offerings from manual in-house processes to similar functionality bundled with a core solution to separate point solutions to other competitors who have a similar solution approach as we do. While this competition impacts each of the markets we target, we do not believe there are any competitors that provide all of the solutions and connections that we provide. We compete in a variety of categories, particularly: Consumer Loan Origination and associated functionality, Mortgage Loan Origination, and Data Verification. We believe we have a strong and defensible position in our target market due to the breadth of our capabilities, the depth of our functionality (developed and enhanced throughout our multi-decade history), our integration across consumer loan types, our Partner Marketplace, and our ability to deliver value through workflow efficiency and the expertise available through our services and support teams.
Consumer Loan Origination
Our main source of competition in the consumer loan origination market are the similar capabilities offered by a customer’s core banking system provider, such as Fiserv, Inc., Fidelity National Information Services, Inc., or FIS, Jack Henry & Associates, and Temenos. Other financial technology software companies, such as nCino and Q2, also have competitive functionality. Additionally, we compete with customers who have a narrower focus like CU Direct’s Lending 360 product and Sync1 Systems product offering. Financial institutions rely on streamlined consumer lending origination software in order to accurately and efficiently gather the data needed to open and process all types of accounts and loans. We believe our SaaS-based end-to-end origination solution for all new consumer loan and deposit applications allows us to differentiate ourselves from our competitors.
Mortgage Loan Origination
Our primary competitors in the mortgage loan origination market are Calyx, Intercontinental Exchange, OpenClose, Mortgage Cadence, and, to a lesser extent, Black Knight. The capabilities provided by a mortgage loan origination system is a point of focus for financial institutions as rising mortgage loan volume and origination costs continue to drive demand for systems that optimize lending decisions and loan composition in an automated, accurate manner. We believe we have a competitive advantage through our offering of a full cloud, SaaS-decision engine to support every aspect of the mortgage loan origination process.
Data Verification
We compete with both direct competitors and vendors who have developed proprietary in-house solutions that replicate the functionality of our Data Verification Software Solution. CRAs that have developed proprietary in-house credit reporting capabilities include CoreLogic and CBC Innovis and proprietary in-house background screening capabilities include HireRight and Checkr. We have a limited number of competitors that provide a platform solution similar to the capabilities of MeridianLink Mortgage Credit Link but there is more direct competition in background screening, including Accio and Deverus. The delivery of secure and accurate data from disparate sources to institutions has become increasingly important as they rely more on independent verification services. We believe we distinguish ourselves in this area by providing instant access to a rapidly growing network of consumer credit, data, and verification service providers, including Fannie Mae and Freddie Mac.
We believe the principal competitive factors in our market include:
•product features, performance, and effectiveness;
•solution line breadth, depth, and continuity;
•reliability and security;
•cloud-based technology platform and subscription pricing model;
•quality of implementation and customer support services;
•capability for configuration, integration, and scalability;
•ease of use and efficient workflows;
•level of customer satisfaction;

•price, commercial model, and total cost of use;
•strength of sales and marketing efforts;
•client experience;
•comprehensiveness of solutions; and
•delivery of process automation for financial institutions.
We believe we compete favorably against our competitors based on the factors above and that we distinguish ourselves through our functionality and user design, a culture and history of innovation and client excellence, a track record of developing innovative features, and differentiated, high customer satisfaction. Our success in growing our business will depend on our ability to continue demonstrating to financial institutions that our solution provides superior business outcomes to those of alternative vendors or internally developed systems.
Government Regulation
As a technology service provider to banks and credit unions, we are not required to be chartered by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, or other federal or state agencies that regulate or supervise our customers and other providers of financial services. The U.S. lending industry is heavily regulated. Originators, lenders, consumer reporting agencies, and service providers with which we do business are subject to federal, state, and local laws that regulate and restrict the manner in which they operate in the lending industry, including but not limited to the Real Estate Settlement Procedures Act of 1974, as amended, the Truth in Lending Act of 1968, as amended, the Equal Credit Opportunity Act of 1974, as amended, and the Fair Credit Reporting Act of 1970, as amended, or FCRA. Other than our indirect, wholly-owned subsidiary, Professional Credit Reporting Inc., which is a consumer reporting agency and is subject to the FCRA, and MeridianLink Wholesale Data, LLC, a wholesale data company, we are not directly subject to these laws and regulations; however, changes to these laws and regulations could broaden the scope of parties or activities subject to regulation and require us to comply with their restrictions, and new solutions and services developed by us may be subject to, or have to reflect, these laws or regulations. For more information about governmental regulations applicable to our business, refer to “Risk Factors” in Item 1A.
Information Security
We have an established information security program aligned to the NIST SP 800-53 standard and the Payment Card Industry (PCI) Data Security Standard (DSS) Version 3.2. Our program is run by our Chief Information Security Officer and implemented by a dedicated information security team. Our solutions currently are hosted in data centers and public cloud providers located in the United States. We monitor our infrastructure for signs of failure and seek to take preemptive action in an effort to minimize and prevent downtime. Our data centers employ advanced measures designed to protect the integrity and security of our data. We have also implemented disaster recovery measures and continue to invest in our data center and other technical infrastructure.
Customer data processed by our servers is encrypted, password protected, and stored on secure servers. Customers transmit data to our servers though a TLS encryption channel, with AES 256-bit ciphers protecting the data against third party disclosure in transit. Data at rest is encrypted utilizing AES 256-bit Key Management Systems. We also employ anti-virus, anti-malware, and advanced threat protection. We engage a third-party auditor to conduct an annual SOC 2 Type 2 audit of our information security program and a PCI-DSS audit of our cardholder data environment.
Cyclicality and Seasonality
The demand for loan originations is affected by consumer demand for personal loans and the market for buying, selling, financing, and/or re-financing assets, which in turn, is affected by the national economy, regional trends, property valuations, interest rates, and socio-economic trends and by state and federal regulations and programs which may encourage or discourage certain purchasing trends. Our business is generally subject to seasonal trends with activity generally decreasing during the winter months, especially home purchase loans and related services. Our lowest revenue levels during the year have historically been in the fourth quarter, but this may not be indicative of future results.

Additionally, the timing and amount of any transaction revenues generated in excess of the contractually committed monthly minimum fee can be subject to fluctuations of consumer behavior tied to seasonality as well as macroeconomic conditions that impact consumer loan volumes. The timing of our implementation activities and corresponding revenues from new customers also are subject to fluctuation based on the timing of our sales. Sales may tend to be lower in the first quarter of each year than in subsequent quarters, but any resulting impact on our results of operation has been difficult to measure due to the timing of our implementations and overall growth in our business. The timing of our implementations also varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers, and the readiness of our customers to implement our solutions. Our solutions are often the most frequent point of engagement between our customers and their clients. As a result, we and our customers are very deliberate and careful in our implementation activities to help ensure a successful roll-out of the solutions to their clients. Unusually long or short implementations, for even a small number of customers, may result in short-term quarterly variability in our results of operations.
Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on a combination of trademarks, copyrights, rights under trade secret laws, patents, license agreements, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements, as well as other legal and contractual rights, to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the market. We continually review our development efforts to assess the existence and patent potential of new intellectual property.

We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States to the extent we determine appropriate and cost-effective. As of December 31, 2021, we have a total of 18 registered trademarks in the United States. We also have registered domain names for websites that we use in our business, such as www.meridianlink.com and other variations, including domains from acquisitions. Additionally, on February 15, 2022, the U.S. Patent and Trademark Office issued to MeridianLink U.S. Patent Number 11,250,505. The patent is titled “Optimizing Loan Opportunities in a Loan Origination Computing Environment” and relates to MeridianLink’s loan origination platforms.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented or challenged. In addition, if we were to expand internationally, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as laws in the United States. We expect that infringement claims may increase as the number of products and competitors in our market increase. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims from third parties. Any third-party intellectual property claims against us could significantly increase our expenses and could have a significant and negative impact on our business, results of operations and financial condition.
Human Capital Management
We believe that our success is due in large part to the drive, creativity, and the overall strength of our workforce. As of December 31, 2021, we had a total of 622 employees all operating within the United States. None of our employees are represented by a labor union, and we have not experienced any work stoppages. Based on employee surveys and feedback, we believe that our employee relations are strong.

Health Safety and Wellness
The health and safety of our colleagues and anyone who enters any of our workplaces is of paramount importance to us. As a result of the COVID-19 pandemic, we instituted a work from home policy beginning in 2020 to keep our employees safe in accordance with local and national health agency guidelines. We immediately created a COVID-19 committee consisting of executive leaders who communicated frequently regarding the status and impacts of COVID-19 and on our remote working policies, while initiating new protocols across all offices. We established workplace health and safety standards based on guidance from local public health authorities. We also surveyed our employee base and found that our employees had a strong preference for remote working on a permanent basis. Therefore, we have implemented a company-wide remote-first work strategy and have allowed employees to relocate to areas that they believe will provide a better quality of life for them and their families.
Growth and Development
We foster a learning culture where employees are empowered to drive their career progression through personal and professional development. We have partnered with Udemy to provide a diverse range of virtual training and development programs and on-demand resources that employees can use to excel in their careers and personal life. We also encourage employees to maintain relevant professional credentials and licensing and pay for required continuing education or other professional certification requirements.
We are developing a company-wide wellness program to encourage healthy habits and personal wellness for all our employees, with a particular focus on mental health and well-being. Our program will include stress reduction programs and tools, nutrition education, fitness challenges, and incentives.
Compensation and Benefits
Our compensation program is designed to attract, reward, and retain talented individuals who possess the skills necessary to support our business, contribute to our strategic goals, and create long-term value for our stockholders. We believe that our employees should have a strong work/life balance, develop and grow personally and professionally, and be able to save for their future. We provide employees with industry-competitive compensation and benefits, including retirement savings programs, the opportunity to invest in MeridianLink at a discount through our Employee Stock Purchase Plan, and medical, dental, vision, and life and disability plans.
Diversity and Inclusion
We believe that an equitable and inclusive environment consisting of diverse teams produces more creative solutions, results in better and more innovative products, and is important to our efforts to attract and retain key talent. In 2022, we will focus on building an inclusive culture and a diverse workforce through a variety of company initiatives, such as training for employees around diversity and inclusion-related topics intended to create a culture of belonging. We will also provide resources and training to employees to ensure that as we continue to grow, we are adopting and following best practices for hiring.
Employee Engagement
Listening to our employees is a core component of our employee engagement strategy. Being able to understand the needs, wants, preferences, and feedback of our employees is critical to the design of our employee programs. We hold regular all-hands updates to welcome new employees, celebrate milestone anniversaries, and provide important business updates. We survey our employees regularly through pulse style surveys on a range of topics, as well as an annual survey conducted by a third-party organization. Our leadership team carefully considers the feedback received from these surveys and focuses on making changes to become a better place to work for our employees.
We hold an annual all-employee event, MeridianLinkED, where we spend two days sharing future priorities, cross-pollinating team members in fun and professional activities, and celebrate key wins and accomplishments. We also hold regular engagement events like trivia contests, virtual happy hours and cook outs, guest entertainers, and executive brown-bag lunches.

Giving back to our communities is important to us. That is why every employee is given a paid day each year to volunteer for a 501(c)(3) charity of their choice. We are proud to have earned the Great Place to Work® certification in both 2020 and 2021. We were also recognized in 2020 as the Best Technology Company Leadership team by the High Tech Awards and Octane, Southern California’s leading accelerator organization.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to these reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on the Investor Relations section of our website at www.meridianlink.com as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports and other information regarding us and other companies that file materials with the SEC electronically. Also available on the Investor Relations section of our website are our definitive proxy statements, charters of the committees of our board of directors, corporate governance guidelines, and code of business conduct and ethics. These documents are available free of charge to any stockholder upon request. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this report.

Summary of Risk Factors
The following risk factor summary provides an overview of the inherent uncertainty investing in us presents. This summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section as well as elsewhere in this Annual Report on Form 10-K. The risks and uncertainties to which our business is subject include, but are not limited to, the following:
Risks Related to Our Strategy and Industry
•Failure to retain or attract customers, expand our offerings, features, and functionalities, or increase brand recognition may limit both growth and profitability.
•Opportunities to grow our business may be limited by inability to identify suitable partnerships, acquisitions or new business opportunities, or to effectively integrate businesses we acquire.
•Changing dynamics, such as pricing pressure, new entrants, and customer preferences, within our highly-fragmented and competitive landscape may adversely affect our operations.
•The mortgage lending market and the broader financial services industry in which our customers operate are subject to various economic factors, the deterioration of which would directly affect our performance.
Risks Related to Our Business and Operations
•Any disruption in the performance or delivery of our software solutions, whether due to security compromises, third-party providers, or other unforeseeable circumstances, could affect brand perception, decrease demand, and subject us to substantial liability.
•Integration or implementation challenges could affect the functionality of our software solutions and delay revenue recognition.
•Challenges in measuring and tracking key operating metrics could affect our ability to consistently report results over time or develop long-term strategies.
•The seasonal and cyclical nature of our business, including our usage and volume-based pricing and sales process, could result in volatility in our operating results.
•Failure to retain or expand personnel, including management, sales, marketing, development, and support functions, to sustain our growth and infrastructure may result in operational disruptions, reduced sales opportunities, and increased expenses.
•Our success is dependent on our ability to retain and attract product partners to drive further volume through our platform.

Risks Related to Legal and Regulatory Matters
•Failures in data protection, privacy, and information security and intellectual property rights could critically impair our offerings and ability to conduct business.
•Failure to comply with laws and regulations as a technology provider to our customers who operate in a highly regulated industry, as well as failure to create solutions that assist our customers to comply with their regulatory requirements, could disrupt our operations and result in significant expense to alter and update our solutions.
•Changes in laws and regulations could affect our ability to compete, require us to change our pricing model, or result in additional charges booked to our balance sheet.
Risks Related to Finance and Accounting
•Fluctuations in performance and our inability to accurately forecast results may affect our market perception.
•Accounting treatments, such as revenue recognition or goodwill impairment, may cause fluctuations in earnings that do not fully reflect the underlying performance of our business.
•High levels of indebtedness, as well as the terms of our existing debt, or our inability to effectively access capital markets may restrict our ability to compete, react to changes in our business, and fund future needs.
•Changes in applicable tax laws, rules, or regulations could adversely affect our financial position.
Risks Related to Potential Conflicts of Interests and Related Parties
•Thoma Bravo holds a controlling stake in our company, and their interests may conflict with ours and those of our other stockholders.
Risks Related to Our Common Stock and Governance Structure
•Market conditions, issuances of additional or preferred stock, and payments of dividends may result in dilution or otherwise affect our stockholders’ return on investment.
•Delaware law and certain provisions in our charter and bylaws could restrict certain strategic activity or limit stockholder actions that may be beneficial or favorable to our stockholders.
Item 1A. Risk Factors
Investing in our common stock involves substantial risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the financial statements and the related notes, before deciding to invest in our common stock. Any of the risk factors we describe below could have a material adverse effect on our business, financial condition, results of operations, cash flow, and prospects. The market price of our common stock could decline if one or more of these risks or uncertainties develop into actual events, causing you to lose all or part of your investment. Other risks, events, and uncertainties that we do not currently anticipate or that we currently deem immaterial may also affect our business. Certain statements contained in the risk factors described below are forward-looking statements. See the section titled “Special Note Regarding Forward-Looking Statements” for more information.
Risks Related to Our Strategy and Industry
If we fail to increase the number of our customers or retain existing customers, our business may be harmed.
Our growth depends in large part on increasing the number of customers using our software solutions. To attract customers to our solutions, we must convince them that the utility of, and access to, our software solutions can assist them in their digital transformations, help create new revenue streams, and increase engagement with their customers. In particular, we must enhance the features and functionality of our software solutions and convince financial institutions of the benefits of our software solutions and encourage them to switch from competing loan origination, digital lending, and data analytics solutions or to forgo using more traditional processes and procedures, including (with respect to the loan origination business) paper, facsimile, courier, mail, and e-mail processing.

Due to the fragmented nature of the consumer lending (including mortgage) and consumer reporting agency industries, many industry participants may not be familiar with our software solutions and the benefits of our solutions. Any consolidation in our industry could also decrease our market advantage and may impact our competitive position. Some of our current and potential customers have developed, and may continue to develop, their own proprietary technologies and may one day become our competitors. In particular, some of our customers and potential customers have increasing market share in their respective markets that could be leveraged to introduce, directly or indirectly, alternative solutions to the use of our services in the short term with the potential to replace our solutions within their organizations in the long term. As our customers increase their spend with us, there may be internal pressure to evaluate and potentially create their own internal solutions as a cost-savings measure. We cannot assure you that we will be successful in attracting new customers or retaining existing customers, and increased competition from both competitors and any internal development efforts by our current customers could harm our business.
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
In addition, our future development efforts are focused on our cloud-based offerings, and, as a result, we do not intend to invest in upgrading certain legacy products or developing added functionality for them, including legacy products acquired through past strategic transactions such as the acquisition of CRIF in 2018. As a result, customers using these legacy products may determine that these legacy offerings no longer satisfy their needs. If we are unsuccessful in transitioning these customers to our newer, cloud-based offerings, these customers may cease doing business with us. Therefore, we must continue to demonstrate to our customers that using our solutions is the most effective and cost-efficient way to maximize their results and if we are not successful our business and results of operations could be materially and adversely impacted.
We may not accurately predict the long-term rate of customer subscription renewals or adoption of our software solutions, or any resulting impact on our revenues or operating results.
Our customers have no obligation to renew their subscriptions for our software solutions after the expiration of the initial or current subscription term, and our customers, if they choose to renew at all, may renew for shorter subscription terms, or on less favorable usage-based or volume-based pricing terms. Since we have only been tracking our retention rates since November of 2020, we have limited historical data with respect to rates of customer subscription renewals and cannot be certain of anticipated renewal rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our pricing or our software solutions or their ability to continue their operations or spending levels. Strategic acquisitions can further complicate our ability to predict customer subscription renewals. If our customers do not renew their subscriptions for our software solutions on similar pricing terms, our revenues may decline and our business could suffer.
Additionally, as the markets for our solutions develop, or as new or existing competitors introduce new solutions or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers, or we may be unable to attract new customers based on the same subscription models that we have used historically or at fee levels that are consistent with our pricing models and operating budget. Moreover, large or influential customers may demand more favorable pricing or other contract terms from us. In addition, our pricing strategy for new solutions may prove to be unappealing to our potential customers, and our competitors could choose to bundle certain solutions and services competitive with ours. If any of these were to occur, we may in the future be required to change our pricing model, reduce our prices, or accept other unfavorable contract terms, any of which could adversely affect our revenues, gross margin, profitability, financial position, cash flow, or growth prospects.

If we fail to expand our offerings, features, and functionalities or respond to evolving technological requirements, our software solutions could become obsolete or less competitive and our revenue growth rate may be reduced.
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
The success of any enhanced or new software solution depends on several factors, including timely completion, adequate testing, and market release and acceptance of the solution. Any new software solutions that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the broad market acceptance necessary to generate significant revenues. In addition, we must continuously develop, market, and sell new features and functionalities to our existing software solutions that respond to the changing needs of our customers and offer better functionality than competing offerings from other providers. If we are unable to anticipate customer requirements or work with our customers successfully on implementing new software solutions or features in a timely manner or enhance our existing software solutions to meet our customers’ requirements, our business, growth prospects, and operating results may be adversely affected.
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

We may acquire or invest in companies, or pursue business partnerships, which may prove difficult to integrate, divert our management’s attention, or dilute stockholder value, and we may be unable to realize the expected benefits of such acquisitions, investments, or partnerships.
From time to time, we consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. For example, in April 2021, we acquired Saylent, a data analytics and marketing solution that offers insights to financial institutions that help drive account and credit and debit card usage. We may also enter into relationships with other businesses to expand our products, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. If an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. We may not integrate an acquired company smoothly, successfully, or within our budgetary expectations and anticipated timetable. If we are successful in acquiring additional businesses, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•our inability to integrate or benefit from developed technologies or services;
•unanticipated costs or liabilities associated with the acquisition;
•incurrence of acquisition-related costs;
•difficulty, including unanticipated delays, costs, or inefficiencies associated with, integrating the operational and compliance policies and practices, technology, accounting systems, operations, and control environments of the acquired business and integrating the acquired business or its employees into our culture;
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
Accordingly, we may fail to realize some or all of the anticipated benefits of the acquisition, such as increase in our scale, diversification, cash flows, and operational efficiency. In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

The markets in which we participate are intensely competitive and highly fragmented, and pricing pressure, new technologies, or other competitive dynamics could adversely affect our growth, business, results of operations, and future prospects.
We have experienced rapid growth in recent periods. In future periods, we may not be able to sustain net revenue growth consistent with recent history, or at all. We believe our net revenue growth depends on several factors, including, but not limited to, our ability to add new customers and to expand our existing customers’ usage of our solutions. The markets in which we compete, however, are highly competitive, fragmented, evolving, complex, and defined by rapidly changing technology and customer demands. We currently compete with providers of technology and products in the financial services industry, primarily point solution vendors that focus on building functionality that competes with specific components of our solutions. From time to time, we also compete with systems internally developed by financial institutions.
Many existing and potential competitors enjoy substantial competitive advantages, such as:
•larger sales, development, support, and marketing budgets and resources;
•the ability to bundle competitive offerings;
•greater brand recognition and longer operating histories;
•more extensive customer bases and broader customer relationships;
•lower labor and development costs;
•greater resources to make acquisitions;
•larger and more mature intellectual property portfolios; and
•substantially greater financial, technical, management and other resources.
Further, one of our competitors may establish or strengthen a cooperative relationship with, or acquire one or more software application, data analytics, compliance, or network vendors. We may also face competition from new companies entering our markets, which may include large established businesses that decide to develop, market, or resell cloud-based banking technology, acquire one of our competitors, or form a strategic alliance with one of our competitors. In addition, new companies entering our markets may choose to offer cloud-based consumer lending and related products at little or no additional cost to the customer by bundling them with their existing products, including adjacent financial services technologies.
We expect competition to intensify in the future, and these competitive pressures in our markets or our failure to compete effectively may result in fewer customers, increased pricing pressure, reduced revenues and gross profit, increased sales and marketing expenses, and loss of market share. Any failure to meet and address these factors could materially and adversely affect our business, operating results, and financial condition.
Mortgage lending volume is expected to be lower in 2022 than it was in 2020 or 2021 due to various economic factors, including the anticipated increase in mortgage interest rates, which could adversely affect our business.
Factors that adversely impact mortgage lending volumes include reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax, and other regulatory policies, including the recent expiration of the home buyer’s tax credit and other macroeconomic factors.
In addition, mortgage interest rates have risen from historic lows and many economists predict that mortgage interest rates will rise further in 2022. Mortgage interest rates are influenced by a number of factors, particularly monetary policy. The Federal Reserve Bank may raise the Federal funds rate in light of recent higher than expected inflation in the United States or otherwise and has ceased purchasing Fannie Mae and Freddie Mac mortgage-backed securities, each of which would likely cause mortgage interest rates to rise. Increases in mortgage interest rates would reduce the volume of new mortgages originated, in particular the volume of mortgages refinanced.

The expected lower levels of residential mortgage loan market volume in 2022 as compared to 2020 and 2021 levels will require us to increase either our share of loan volume, our revenues per loan effected through use of our solutions, or both, in order to maintain our financial performance. Any additional decrease in residential mortgage loan market volumes would exacerbate our need to increase either our share of loan volume, our revenues per loan effected through use of our solutions, or both. We cannot assure you that we will be successful in our efforts to increase either our share of loan volume, our revenues per loan effected through use of our solutions, or both, which could materially adversely affect our business.
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
We do not know whether our prospective customers will continue to adopt cloud-based financial products such as our software solutions or whether the market will change in ways we do not anticipate. Many potential customers have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant, unwilling, or unable to convert from their existing systems to our solutions. Furthermore, these potential customers may be reluctant, unwilling, or unable to use cloud-based financial solutions due to various concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause prospects to choose not to adopt cloud-based financial products such as ours or to adopt them more slowly than we anticipate, either of which would adversely affect us. Our future success also depends on our ability to sell additional solutions and functionality to our current and prospective customers. As we create new solutions and enhance our existing solutions to meet anticipated market demand, these solutions and enhancements may not be attractive to customers. In addition, promoting and selling new and enhanced functionality may require increasingly costly sales and marketing efforts, and if customers choose not to adopt this functionality our business and results of operations could suffer. If potential customers are unwilling or unable to transition from their legacy systems, or if the demand for our solutions does not meet our expectations, our results of operations and financial condition will be adversely affected.
We derive all of our revenues from customers in the financial services industry, and any downturn or consolidation or decrease in technology spend in the financial services industry could adversely affect our business.
All of our revenues are derived from customers in the financial services industry, an industry which has experienced significant pressure in recent years due to economic uncertainty, low interest rates, liquidity concerns, and increased regulation. In the past, financial institutions have experienced consolidation, distress, and failure. It is possible these conditions may reoccur. If any of our customers merge with or are acquired by other entities, such as financial institutions that have internally developed banking technology products or that are not our customers or use our software solutions less, we may lose business. Additionally, changes in management of our customers could result in delays or cancellations of the implementation of our software solutions. Consolidation could also produce a smaller number of large customers, which could increase their bargaining power and lead to lower prices or more favorable terms for our customers. Our business may also be materially and adversely affected by weak economic conditions in the financial services industry. Any downturn in the financial services industry may cause our customers to reduce their spending on technology or cloud-based financial products or to seek to terminate or renegotiate their contracts with us. Additionally, a prolonged economic slowdown may result in reduced consumer demands for loans, which would negatively impact our revenues from existing customers due to the volume-based aspect of our customer agreements. Due to recent increases in inflation, the U.S. Federal Reserve has indicated that it will increase interest rates, which could also reduce consumer demand for loans and materially and adversely impact our business. Moreover, even if the overall economy is robust, economic fluctuations caused by factors such as the U.S. Federal Reserve changing interest rates or otherwise managing market liquidity may cause potential new customers and existing customers to become less profitable and therefore forego or delay purchasing our software solutions or reduce the amount of spend with us, which would also materially and adversely affect our business.

Risks Related to Our Business and Operations
Uncertain or weakened economic conditions, including as a result of the COVID-19 pandemic, may continue to heighten many of our known risks and has affected, continues to affect, and may adversely affect our industry, business, and results of operations.
Our overall performance depends on economic conditions, which are beyond our control and may be difficult or impossible to forecast. The United States and other key international economies have experienced significant economic and market downturns, including currently in connection with the COVID-19 pandemic, and are likely to experience additional cyclical downturns from time to time, in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, inflation, fluctuations in interest rates, reduced corporate profitability, volatility in credit and equity markets, bankruptcies, and overall uncertainty. Macroeconomic developments can arise suddenly, as did the conditions associated with the COVID-19 pandemic, and the full impact can be difficult to predict. These conditions affect the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase our software solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, or impact the demand for our customers’ services, any of which could adversely affect our results of operations.
The COVID-19 pandemic continues to have widespread, evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Even as vaccines are introduced and administered, governmental restrictions are lifted, and economies gradually reopen, the ongoing economic impacts, including government economic stimulus, and health concerns associated with the pandemic, the emergence of more transmissible variants, and the global availability and efficacy of vaccines, there is substantial uncertainty in the pandemic’s continued and long-term effects. Efforts to contain the spread of COVID-19 in the United States (including in California where our corporate headquarters are located) have resulted in federal and state governments implementing measures such as quarantines, shelter-in-place orders, vaccination programs, and various other government restrictions.
COVID-19 has impacted, and may continue to impact, our business operations, employees, customers, their clients, the industries in which our customers operate, partners, suppliers, and communities. We have taken certain measures, and will continue to implement applicable steps, to manage the evolving risks and uncertainties. We have largely suspended travel for employees, temporarily closed our offices, virtually conducted our user forums, and, since mid-March 2020, have requested that our employees work remotely. While we have been operating effectively under our remote work model, which we anticipate continuing for the foreseeable future to ensure the safety and well-being of our employees, we cannot be certain that a prolonged remote work model will continue to be effective or will not introduce new operational difficulties that could result in harm to our business. Our shift to remote work has caused us to assess our IT security measures, identify any vulnerabilities, and enhance protections against unauthorized access to our network and systems. While we have not yet experienced a network breach or intrusion as a result of moving to a remote work model, we are unable to unequivocally affirm that the protective measures we have taken will remain sufficient given the ever-changing threat landscape, and any such related security compromise that may occur could materially and adversely impact our business, results of operations, or reputation.
We continue to evaluate, and adjust, our hiring plans and investment spending accordingly. We are monitoring the potential effects of changed rate of spending on software solutions, purchasing decisions, delayed payments, and supply chain shortages on our business. We are also assessing how our physical facilities requirements might change upon a return to increased onsite operations, including the costs associated with ensuring a safe work environment and the likely increased prevalence of working from home for many employees. The timing and amount of these investments will vary based on the rate at which we expect to add new customers or sell additional solutions to existing customers, our customer retention rates, the implementation and support needs of our customers, our software development plans, our technology and physical infrastructure requirements, and changes thereto resulting from the COVID-19 pandemic, and other needs of our organization (including needs resulting from the COVID-19 pandemic). Many of these investments will occur in advance of our realizing any potential benefit, which may make it difficult to determine if we are effectively allocating our resources.
The pace and shape of the COVID-19 recovery as well as the impact and extent of potential resurgences is not presently known. We continue to monitor and evaluate the nature and extent of changes to the market and economic conditions related to the COVID-19 pandemic and current and potential impact on our business and financial position. However, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our future results of operations or cash flows at this time.

To the extent economic volatility, including as a result of the COVID-19 pandemic, adversely affects our business, results of operations, financial condition, or liquidity, many of the other risks described in this “Risk Factors” section may also be heightened.
A breach or compromise of our security measures or those we rely on could result in unauthorized access to or other compromise of customers’ data or customers’ clients’ data, which may materially and adversely impact our reputation, business, and results of operations.
Certain elements of our business and software solutions, particularly our origination and analytics solutions, involves the processing and storage of personally identifiable information, or PII, such as banking information and PII of our customers’ clients. We may also have access to PII during various stages of the implementation process of our solutions or during the course of providing customer support. Furthermore, as we develop additional functionality, we may gain greater access to PII and process additional PII. We maintain policies, procedures, and technological safeguards designed to protect the confidentiality, integrity, and availability of this information and our information technology systems. However, we cannot entirely eliminate the risk of improper, unlawful, or unauthorized access to, or disclosure, alteration, corruption, unavailability, or loss of PII or other data that we process or maintain, other security events that impact the integrity or availability of PII or our systems and operations (including ransomware and other security attacks), or the related costs we may incur to mitigate the consequences from such events. Additionally, we may be exposed to increased risk of security breaches or other security compromises with our employees working remotely, as they have since the beginning of the COVID-19 pandemic. Further, our solutions are a combination of flexible and complex software, and there is a risk that configurations of, or defects in, one or more of the solutions or errors in implementation could create vulnerabilities to, or result in, security breaches or other security compromises. We may face difficulties or delays in identifying or responding to security compromises or breaches. In addition, because we leverage third-party providers, including cloud, software, data center, and other critical technology vendors to deliver our software solutions to our customers and their clients, we rely heavily on the data security procedures, measures, and policies adopted by these third-party providers. A vulnerability in a third-party provider’s software or systems, a failure of our third-party providers’ safeguards, policies, measures, or procedures, or a breach of a third-party provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or of data housed in our platform or that is maintained or processed by such third-party provider. When engaging third-party providers, we assess their policies and procedures relating to cybersecurity and privacy, however, we have no formal policy regarding subsequent audits of these providers to confirm their ongoing compliance efforts, and our failure to detect issues with these third-party providers could result in vulnerabilities that would materially and adversely impact our business, customers, and results of operations.
Cyberattacks and other malicious internet-based activity continue to increase and evolve, and cloud-based providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, theft or misuse and other intentional or negligent acts of our employees and contractors, ransomware attacks, denial-of-service attacks, sophisticated criminal networks, as well as nation-state and nation-state supported actors now engage in intrusions and attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, discovery of existing or new vulnerabilities, and attempts to exploit those vulnerabilities or other developments, may compromise or breach our systems or software solutions. In the event our or our third-party providers’ protection efforts are unsuccessful and our systems or software solutions are breached or compromised, we could suffer substantial harm. A security breach or compromise could result in operational disruptions, loss, compromise, unauthorized use of, or access to, alteration, or corruption of customer data or customers’ client data or data we rely on to provide our software solutions, including our analytics initiatives and offerings, that impair our ability to provide our software solutions and meet our customers’ requirements. Such impairment would result in decreased revenues and otherwise materially negatively impact our financial results. Also, in the event that any of these events occurs or is perceived to have occurred, our reputation could suffer irreparable harm, causing our current and prospective customers to decline to use our software solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to any actual or perceived security breach or compromise, including repairing system damage, increasing security protection costs by deploying additional personnel and protection technologies, and defending against and resolving legal and regulatory claims and proceedings, all of which could be costly and divert resources and the attention of our management and key personnel away from our business operations. While maintaining and enhancing an incident response and disaster recovery program in the event of any of the foregoing attacks or system unavailability are internal priorities, we cannot be certain that our incident response and disaster recovery efforts will be adequate if they are needed, and any gaps in our ability to respond to incidents and move our customers to back-up systems would result in additional adverse impacts on our business, results of operations, and reputation. We anticipate expending increasing expenses and other resources in an effort to identify, prevent, and respond to actual or potential security breaches.

Federal and state regulations may require us or our customers to notify individuals or other persons or entities, including regulatory authorities of data security breaches or compromises involving certain types of personal data or information technology systems, and we otherwise may find it necessary or appropriate to notify customers, individuals, or other parties of certain data security incidents. Security breaches or compromises experienced by others in our industry, our customers, or us may lead to public disclosures and widespread negative publicity. Any security breach or compromise in our industry, whether actual or perceived, could erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew or expand their use of our software solutions, or subject us to third-party claims and lawsuits, indemnification, or other claims from customers and other third parties, regulatory investigations or proceedings, fines or other actions or liabilities, which could materially and adversely affect our business and results of operations. In addition, some of our customers contractually require notification of data security breaches or compromises and include representations and warranties in their contracts with us that our software solutions comply with certain legal and technical standards related to data security and privacy and meets certain service levels. In certain of our contracts, a data security breach or compromise or operational disruption impacting us or one of our vendors, or system unavailability or damage due to other circumstances, may constitute a material breach and give rise to a customer’s right to terminate their contract with us or may cause us to be liable for certain monetary penalties, including as a result of a failure to meet service level agreements. While we have not, as of the date of this Annual Report on Form 10-K, incurred any material monetary penalties as a result of these provisions, we cannot be certain that we will not in the future be liable for such payments, which could materially and adversely impact our business, results of operations, and reputation with our customers. In these circumstances, it may be difficult or impossible to cure such a breach or compromise in order to prevent customers from potentially terminating their contracts with us. Furthermore, although our customer contracts typically include limitations on our potential liability, there can be no assurance that such limitations of liability would be adequate. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will be available on acceptable terms or in sufficient amounts to cover one or more claims or that our insurers will not deny or attempt to deny coverage as to any future claim. The successful assertion of one or more claims against us, the inadequacy or denial of coverage under our insurance policies, litigation to pursue claims under our policies, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could materially and adversely affect our business and results of operations.
We depend on data centers operated by us as well as third parties and third-party Internet hosting providers, and any disruption in the operation of these facilities or access to the Internet could adversely affect our business.
We currently serve our customers from our own internal data center located in Costa Mesa, California and two third-party data center hosting facilities located in Lone Mountain, Nevada and Atlanta, Georgia. The third-party owners and operators of these current and future facilities do not guarantee that our customers’ access to our software solutions will be uninterrupted, error-free, or secure. We may experience website disruptions, outages, and other performance problems at our data center and third-party data centers. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks (including ransomware attacks), fraud, spikes in customer usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Data center facilities are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our software solutions, cause system interruptions, prevent our customers’ account holders from accessing their accounts online, cause reputational harm and loss, corruption, or unavailability of critical data, prevent us from supporting our software solutions, or cause us to incur additional expense in arranging for new facilities and support.

We also depend on third-party Internet-hosting providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. As we continue to expand the number of our customers and available solutions, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of data centers, Internet service providers, or other third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our solutions or impede our ability to grow our business and scale our operations. If our third-party infrastructure service agreements are terminated, if there is a service lapse, interruption of Internet service provider connectivity, or damage to data centers, or if we experience a service loss or disruption of one or more of our Internet-hosting or bandwidth providers for any reason, such as viruses, denial of service, ransomware, cybersecurity attacks or other attacks on their systems, human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, or other catastrophic events, we could experience disruption in our ability to offer our software solutions and adverse perception of our software solutions’ reliability. We could also be required to retain the services of replacement providers, which could cause interruptions in access to our solutions as well as delays and additional expense in arranging new facilities and services and could also increase our operating costs and harm our business and reputation. Additionally, any need to change Internet-hosting service providers would require a significant amount of time and effort by our information technology department.
The transition of our software solutions to the public cloud could present significant risks and uncertainties unique to such a migration, which could adversely affect our business and operations.
We are working to transition all of our software solutions to the public cloud, with targeted completion by the end of 2022. This migration could introduce risks associated with data and services migration that could affect our business continuity, result in loss, corruption, or compromise of data, and impact the provision of our software solutions. Further, the success in transitioning to the public cloud is dependent on our ability to effectively align, prioritize, and allocate our information technology, information security, product, and other resources to balance the needs of maintaining our existing infrastructure, while also innovating in future products and features and ensuring security and resiliency.
While we expect the transition to allow for greater scalability and integration, if this planned transition is delayed or impacts the reliability and availability of our software solutions, we may not realize our financial and strategic objectives. In addition, any unanticipated interruption, delay, or degradation in the performance and delivery of our solutions could negatively impact our customer relationships. Accordingly, any such transition delays, errors, or difficulties may result in operational challenges, security failures, increased costs, or reputational harm, any of which could materially adversely impact our profitability and operations.
Defects, errors, or other performance problems in our software solutions could harm our reputation, result in significant costs to us, impair our ability to sell our software solutions, and subject us to substantial liability.
Our software solutions are complex and may contain defects, viruses, or errors when implemented or when new functionality is released. Such defects or disruptions could be the result of undetected vulnerabilities in third-party supplied software and technologies, bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, or employee, contractor, or other third-party acts or inaction. Despite extensive testing, from time to time we have discovered, and may in the future discover, defects or errors in our software solutions. We may experience temporary system interruptions, either to our solutions as a whole, individual software solutions or groups thereof, or to some or all of our software hosting locations, for a variety of reasons, including network failures, power failures, software errors, or an overwhelming number of users trying to access our software solutions during periods of strong demand. Defects, errors, or other performance problems or disruptions in our software solutions or service could be costly for us, damage our customers’ businesses, result in loss of credibility with current or potential customers or partners, and harm our reputation, any of which could result in a material adverse effect on our business, operating results, and financial condition. In addition, our customers could seek to terminate their contracts, elect not to renew their subscriptions, delay or withhold payment, or make claims against us.
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
The functionality of our software solutions depends on our ability to integrate with other third-party systems, products, and other technologies used by our customers. Certain providers of these third-party systems, products, or other technologies also offer products that are competitive with our software solutions. These products may have an advantage over ours if customers using their software are better able to integrate with their own software. In addition, these third-party providers may be able to bundle their competitive products with other applications used by our customers and prospective customers at favorable pricing.
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
Third-party services and products are constantly evolving. We may not be able to modify our solutions to assure compatibility with that of other third parties as they continue to develop or emerge in the future or make such modifications in a timely and cost-effective manner. Such changes could limit or prevent us from integrating our software solutions with these third-party systems, which could impair the functionality of, prohibit the use of, or limit our ability to sell our software solutions to customers. If we are not permitted or able to integrate with such third-party technologies as a result of changes to, or third parties restricting our access to, the technologies during the terms of existing customer agreements, we may not be able to meet our contractual obligations to customers who use such third-party software. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our solutions or gives preferential treatment to our competitors or competitive products, whether to enhance their competitive position or for any other reason, the interoperability of our products with these products could decrease, and our business, results of operations, and financial condition would be harmed. In addition, if any third-party technology providers experience an outage, our software solutions integrated with such technology will not function properly or at all, and our customers may be dissatisfied with our software solutions. If the technology of such third-party providers has performance or other problems, such issues may reflect poorly on us, and the adoption and renewal of our software solutions and our business may be harmed. Although our customers may be able to switch to alternative technologies if a provider’s services were unreliable or if a provider were to limit such customer’s access and utilization of its data or the provider’s functionality, our business could nevertheless be harmed due to the risk that our customers could reduce their use of our software solutions.

As the number of customers that we serve increases, we may encounter implementation challenges, and we may have to delay revenue recognition for some complex engagements, which would harm our business and operating results.
We may face unexpected implementation challenges related to the complexity of our customers’ implementation and integration requirements. Our implementation expenses increase when customers have unexpected data, hardware, or software technology challenges or complex or unanticipated business requirements. In addition, certain of our customers require complex acceptance testing related to the implementation of our software solutions. Further, because we do not fully control our customers’ implementation schedules, implementation issues may occur if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays. Any difficulties or delays in implementation processes could cause customers to delay or forego future purchases of our software solutions or require us to delay revenue recognition under the related customer agreement longer than expected, either of which would adversely affect our business, operating results, and financial condition.
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
If our performance metrics are not, or are not perceived to be, accurate representations of our financial or operational performance, if we discover material inaccuracies in our metrics, or if we can no longer calculate any of our key performance metrics with a sufficient degree of accuracy and cannot find an adequate replacement for the metric, our business, operating results, and financial condition could be adversely affected.
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
Our sales process involves educating prospective customers and existing customers about the use, technical capabilities, and benefits of our software solutions. Prospective customers often undertake a prolonged evaluation process, which typically involves not only our software solutions but also those of our competitors, and typically lasts from six to nine months or longer. We may spend substantial time, effort, and money on our sales and marketing efforts without any assurance that our efforts will produce any sales. It is also difficult to predict the level and timing of sales opportunities that come from our referral partners. Events affecting our customers’ businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and operating results. As a result of these factors, we may face greater costs, longer sales cycles, and less predictability in the future.
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
In addition to our direct sales team, we also extend our sales distribution through formal and informal relationships with referral and reseller partners. While we are not substantially dependent upon referrals from any partner, our ability to achieve significant revenue growth in the future will depend upon continued referrals from our partners and growth of the network of our referral partners. These partners are under no contractual obligation to continue to refer business to us, nor do these partners have exclusive relationships with us and may choose to instead refer potential customers to our competitors. We cannot be certain that these partners will prioritize or provide adequate resources for promoting our software solutions or that we will be successful in maintaining, expanding, or developing our relationships with referral partners. Our competitors may be effective in providing incentives to third parties, including our partners, to favor their software products or prevent or reduce subscriptions to our software solutions, either by disrupting our relationship with existing customers or limiting our ability to win new customers. Establishing and retaining qualified partners and training them with respect to our software solutions requires significant time and resources. If we are unable to devote sufficient time and resources to establish and train these partners or if we are unable to maintain successful relationships with them, we may lose sales opportunities and our revenues could suffer.
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
Our customers rely on our customer support services to resolve issues and realize the full benefits provided by our solutions. High-quality support is also important to maintain and drive further adoption by our existing customers. We primarily provide customer support over the phone, chat, and via web portal. If we do not help our customers quickly resolve issues and provide effective ongoing support or if our support personnel or methods of providing support are insufficient to meet the needs of our customers, our ability to retain customers, increase adoption by our existing customers, and acquire new customers could suffer, and our reputation with existing or potential customers could be harmed. If we are not able to meet the customer support needs of our customers during the hours that we currently provide support, we may need to increase our support coverage and provide additional support, which may reduce our profitability.
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
Since August 2018, unrelated third parties have provided us with technology development services, as well as certain customer implementation and support services through individuals based in India. We have increased the proportion of our product development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale. However, we may not achieve the cost savings and other benefits we anticipate from these programs, and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. While our experience to date with our India-based contractors has been positive, there is no assurance that this will continue. Specifically, there are a number of risks associated with this activity, including but not limited to the following:
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
In addition, as a result of the foregoing arrangements, we have a heightened risk exposure to changes in the economic, security, and political conditions of India. India has also been affected by the pandemic and taken measures to try to contain it, at times resulting in disruptions to their work force and slowdowns in certain deliverables. Economic and political instability, military actions, and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and/or fail to attract new customers.
Our business is subject to the risks of earthquakes, fires, floods, and other natural catastrophic events and to interruption by man-made problems such as terrorism.
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, and similar events beyond our control, many of which are becoming more acute and frequent as a result of climate change. Any such event could have a material adverse impact on our business, operating results, and financial condition. Significant recovery time could be required to resume operations and any negative effects of a catastrophic event could be compounded if concurrently occurring with another unexpected and adverse event. Our corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in Southern California, a region known for seismic activity. In addition, acts of terrorism, which may be targeted at metropolitan areas which have higher population density than rural areas, could cause disruptions in our or our customers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting Southern California, and our business interruption insurance may be insufficient to compensate us for losses that may occur.

Risks Related to Legal and Regulatory Matters
Any future litigation against us could damage our reputation and be costly and time-consuming to defend.
We have in the past and may become in the future subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by current or former employees. In other instances, our customers become involved in litigation where we are required to provide information pursuant to a court order. From time to time, we also may initiate litigation to enforce our rights, including with respect to payments that we are owed. Litigation could result in reputational damage and substantial costs and may divert management’s attention and resources, any of which may adversely impact our business, overall financial condition, and results of operations and affect the value of our common stock. While we maintain insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. We are not currently aware of any material pending or threatened litigation against us but can make no assurances the same will continue to be true in the future.
If we are unable to protect our intellectual property, our business could be adversely affected.
We rely on a combination of copyrights, trademarks, service marks, patents and trade secret laws, confidentiality obligations, and other contractual restrictions to establish and protect our intellectual property and other proprietary rights. Despite our efforts, these protections may be limited and may not adequately permit us to gain or keep any competitive advantage. Unauthorized third parties may try to copy or reverse engineer our solutions, technology, systems, methods, processes, or proprietary information. A third party may develop software solutions, adopt trade names or domain names, or acquire other intellectual property and proprietary rights similar to ours, thus diluting or diminishing the value of our intellectual property, proprietary rights, and overall brand. Our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes could be limited by our agreements with third parties. Our patents may be invalidated or circumvented. A patent application may not be issued with the claim scope we seek, if at all. In addition, the laws of some countries do not provide the same level of intellectual property protection as U.S. laws and courts.
We may be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We may also allow certain of our registered intellectual property rights, or our pending applications or registrations for intellectual property rights, to lapse or to become abandoned if we determine that obtaining or maintaining the applicable registered intellectual property rights is not worthwhile. Our inability to protect our intellectual property against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay sales or the implementation of our software solutions, impair the functionality of our software solutions, delay introductions of new software solutions, result in our substituting less-advanced or more-costly technologies into our software solutions, or harm our reputation. In addition, should any of our protections fail, we may be required to license additional intellectual property from third parties to develop and market new software solutions, and we cannot ensure that we could license that intellectual property on commercially reasonable terms or at all.
We use open source software in our solutions, which could subject us to litigation or other actions, or otherwise negatively affect our ability to sell our solutions.
Our solutions incorporate software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability and unknown vulnerabilities of such software may make our solutions more susceptible to compromise. The terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that imposes unanticipated conditions or restrictions on our ability to provide or distribute our solutions.

We could become subject to lawsuits by parties claiming ownership of what we believe to be open source software. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties, to re-engineer our solutions, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, and results of operations. In addition, some open source licenses may require us to release source code for modifications or derivative works or to license our intellectual property. A release of our proprietary code could also allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Although we monitor our use of open source software to avoid subjecting our solutions to unintended conditions, such use may require us to take remedial action that may divert resources away from our development efforts and could materially adversely affect our business.
Lawsuits by third parties against us or our customers for alleged infringement of the third parties’ proprietary rights or for other intellectual property-related claims relating to our solutions or business could result in significant expenses and harm our operating results.
Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual property and proprietary rights, along with frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have been, are currently, and, from time to time, expect to be involved in disputes related to patent and other intellectual property rights of third parties. To date, none of these disputes have resulted in material liabilities. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. There can be no assurances that any existing limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. If such claims are successful, or if we are required to indemnify or defend our customers from these or other claims, these matters could be disruptive to our business and management, result in material liabilities, and have an adverse effect on our business, operating results, and financial condition.
From time to time, we have received, and may continue to receive, threatening letters or notices or, in the future, may be the subject of claims that our software solutions and underlying technology infringe or otherwise violate the intellectual property rights of others, and we may be found to be infringing upon or otherwise violating such rights. We also face, from time to time, trade name or trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our brand names. In addition, the risk of patent litigation has been amplified by the increase in the number of patent holding companies or other adverse patent owners that have no relevant product revenues, and therefore, our existing patent and any patents we may obtain in the future may provide little or no deterrence as we would not be able to assert them against such entities or individuals. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us or our customers whom we indemnify, could subject our technologies to injunction preventing us from accessing such third-party intellectual property rights, require that we pay substantial damages or ongoing royalty payments, prevent us from offering our software solutions, or require that we comply with other unfavorable terms. Even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them could divert the resources of our management and harm our business and operating results. Any claims related to our intellectual property or customer confusion related to our solutions could damage our reputation and adversely affect our growth prospects.
Any use of our solutions by our customers in violation of legal or regulatory requirements could damage our reputation and subject us to additional liability.
If our customers or their clients use our solutions in violation of regulatory requirements and applicable laws, we could suffer damage to our reputation and could become subject to claims in connection with their use of our solutions. We rely on our customers’ contractual obligations that their use and their clients’ use of our solutions will comply with applicable laws. However, we do not audit our customers or their clients to confirm compliance. Even if claims asserted against us do not result in liability, we may incur costs in investigating and defending against such claims. If we are found liable in connection with our customers’ or their clients’ activities, we could incur liabilities and be required to redesign our solutions or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

Privacy, information security, and data protection concerns, data collection and transfer restrictions, and related domestic regulations may limit the use and adoption of our software solutions and adversely affect our business and results of operations.
The regulatory framework governing privacy, information security, data protection, and the collection, processing, storage, and use of certain information, particularly financial and other personally identifiable information, is rapidly evolving. We expect that there will continue to be new proposed and adopted laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States. For example, California enacted the California Consumer Privacy Act, or CCPA, which went into effect in January 2020 and, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights of access and deletion for personal information, as well as the right to opt-out of certain sales of personal information. Additionally, on November 3, 2020, the California Privacy Rights Act, or CPRA, was approved by California voters. The CPRA amends and expands the CCPA. The CCPA and the CPRA will require us to modify and augment our practices and policies and incur substantial costs and expenses in an effort to comply or respond to further changes to laws or regulations.
We cannot yet fully determine the impact these or future laws, rules, and regulations may have on our business or operations. Any such laws, rules, and regulations may be inconsistent among different jurisdictions, subject to new or differing interpretations, or conflict with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of information, including financial and PII, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve. Any failure or perceived failure by us, our third-party service providers, or any other third parties with which we do business, to comply with these laws, rules, and regulations, or with other obligations to which we or such third parties are or may become subject, may materially and adversely affect our business and results of operations, and result in reputational harm, governmental investigations and enforcement actions, litigation, claims, fines and penalties, or adverse publicity.
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
Our customers and prospective customers are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that our software solutions address. As a provider of technology to financial institutions, and as a result of obligations under some of our customer contracts, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act, or GLBA, related to the privacy and security of certain consumer information, in addition to other contractual obligations that relate to our customers’ obligations under the GLBA and other laws and regulations to which they are subject. We also may be subject to other laws and regulations, including those relating to privacy and data security, due to the software solutions we provide to financial institutions.
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

Our indirect, wholly-owned subsidiary, Professional Credit Reporting, Inc., functions as a consumer reporting agency and, as a result, is subject to rules and regulations applicable to consumer reporting agencies, such as the Fair Credit Reporting Act, or FCRA. In addition, with our acquisition of the assets of TazWorks, we may have additional exposure to FCRA. Other than these exposures to FCRA, we have adopted the position that we are not otherwise subject directly to the FCRA in our position as a provider of technology to financial institutions. It is possible that this position may be challenged by regulatory authorities or others, however, which could result in regulatory investigations and other proceedings, claims, and other liability, and which could require us to redesign our solutions and otherwise substantially modify our operations, processes, and solutions. This could require dedication of substantial funds and other resources, and time of management and technical personnel, and could be highly disruptive to our operations. This could adversely affect our business and results of operations.
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
The financial services industry in the United States, and, in particular, the consumer lending and mortgage industries, are heavily regulated. Our software solutions are designed to assist our customers with their compliance of consumer protection laws and institutionally mandated compliance policies and ,therefore, must continually be updated to incorporate changes to such laws and policies. For example, we made the decision to make certain changes to our software solutions to assist our customers with compliance with modifications to the Truth in Lending Act, or TILA. Federal and state governments and agencies could enact legislation or other policies that could negatively impact the business of our customers and our product partners. Any changes to existing laws or regulations or adoption of new laws or regulations that increase restrictions on the consumer lending and mortgage industries may decrease usage and volumes transacted with our solutions or otherwise limit the ability of our customers and our product partners to operate their businesses, resulting in decreased usage of our software solutions. Updates that we have undertaken in the past have caused us to incur significant expense, and future updates to address such legal and regulatory developments will likely similarly cause us to incur significant expense.
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
While we have policies and procedures to address compliance with such laws, we cannot ensure that none of our employees, agents, representatives, business partners, or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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
An increasing number of states have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. We do not collect state and local sales and use taxes in all jurisdictions in which our customers are located, based on our belief that such taxes are not applicable. Jurisdictions in which we do not collect sales and use taxes may assert that such taxes are applicable and require us to calculate, collect, and remit taxes, interest, and penalties, as well as collect such taxes in the future. In addition, one or more states, the federal government, or other countries may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours that offer subscription services. For example, on June 21, 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. In response to Wayfair, states may require us to collect and remit sales and use taxes where we have not collected and remitted sales and use taxes that occurred in prior tax years. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, subject us to additional costs, put us at a competitive disadvantage if similar obligations are not imposed on our competitors, and decrease our future sales, which could have an adverse effect on our business, financial condition, and results of operations.

Risks Related to Finance and Accounting
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
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
•consolidations between or mergers or acquisitions of our customers, to the extent the combined entity or acquirer elects not to continue using our solutions or reduces subscriptions to it;
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
Our forecasts are subject to significant risks, assumptions, estimates, and uncertainties, which may cause our revenues, market share, expenses, and profitability to differ materially from our expectations.
Our forecasts, as well as our internal estimates and research, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. We operate in rapidly evolving, fragmented, and competitive industries, which make our results of operations difficult to predict. Additionally, we have a limited operating history at the current scale of our business, which makes it difficult to forecast our future results.

Forecasts are inherently imperfect predictors of actual results due to their basis on historical data and assumptions regarding factors, such as the competition our business faces, our ability to attract and retain customers and partners, our ability to successfully implement our business strategy, future demand, subscription renewals, and industry and market trends. In addition, any issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, could result in ineffective or inaccurate forecast outputs and reports. Forecasts based on historical data sets might not be accurate predictors of future outcomes, and their ability to appropriately predict future outcomes may degrade over time.
Given the challenges of predicting future behavior, management judgment is used at every stage of the forecasting process, from forecast design decisions regarding core underlying assumptions, to interpreting and applying final output. Further, when market conditions change quickly and unpredictably, there is an increased risk that the assumptions and data inputs for our forecasts are not representative of the most recent market conditions, which requires management judgment to make adjustments or overrides to our forecasts. In a rapidly changing environment, we may be unable to update existing forecasts expeditiously to properly account for the most recently available data and events.
If the forecasts of market growth, anticipated spending, or predictions regarding market size prove to be inaccurate, our business and growth prospects could be adversely affected. Even if all or some of the forecasted growth occurs, our business may not grow at a similar rate, or at all. If actual results differ from our estimates, analysts may negatively react and our stock price could be materially impacted.
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
We have a significant amount of goodwill and other intangibles. Our goodwill and other intangible asset balances as of December 31, 2021 were approximately $564.8 million and $298.6 million, respectively. We test goodwill at least annually, on October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. Testing involves estimates and judgments by management. Such assets are considered to be impaired when the carrying value of an intangible asset exceeds its estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. While no impairment, except those disclosed in our consolidated financial statements related to our trademarks, has been recorded in the consolidated financial statements included in this Annual Report on Form 10-K, any future impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.
Our debt agreements contain restrictions that limit our flexibility.
Our debt agreements contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability, among other things, to:
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
We have incurred substantial amounts of indebtedness to finance our business operations, including our growth initiatives. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness.
Our overall leverage and the terms of our financing arrangements could also:
•make it more difficult for us to satisfy obligations under our outstanding indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under any of the agreements governing our indebtedness;
•limit our ability to obtain additional financing in the future for working capital, capital expenditures, or acquisitions;
•limit our ability to refinance our indebtedness on terms acceptable to us or at all;
•delay investments, restrict us from making strategic acquisitions, or cause us to make non-strategic divestitures;
•require us to dedicate a significant portion of our cash flow from operations to paying the principal of and interest on our indebtedness, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital, and other corporate purposes;
•increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage or require us to dispose of assets to raise funds if needed for working capital;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a competitive disadvantage compared with competitors that have a less significant debt burden; and
•expose us to increased market interest rates resulting in our variable-rate debt having higher debt service requirements.
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
Amendments to existing, or enactment of new unfavorable, tax laws, rules, or regulations could adversely affect our financial position.
Changes in applicable U.S. federal, state, and local income taxation laws, rules, or regulations, or their interpretation and application, including possible retroactive effect, could adversely affect our tax expense and profitability. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. For example, many provisions of the Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief, and Economic Security (CARES) Act, enacted in March 2020, still require guidance through the issuance or finalization of regulations by the U.S. Treasury Department in order to fully assess their effects. There may be substantial delays before such regulations are promulgated or finalized as well as proposed technical corrections or other legislation, resulting in uncertainty as to their ultimate effects. The CARES Act included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations, and payroll tax matters. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have an adverse effect on our financial position.
Risks Related to Potential Conflicts of Interests and Related Parties
We are a controlled company within the meaning of the NYSE rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements.
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, and its related entities own a majority of the voting power of our outstanding common stock. As a result, we are, and expect we will continue to be, a controlled company within the meaning of the New York Stock Exchange, or NYSE, corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:
•a majority of the board of directors consist of independent directors as defined under the rules of the NYSE;
•the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We have and, for so long as we remain a controlled company, expect to continue to use some or all of these exemptions. Additionally, our executive officers, directors, and the Thoma Bravo Funds beneficially own approximately 69.8% of our issued and outstanding shares of common stock as of March 4, 2022. These stockholders may be able to determine all matters requiring stockholder approval including, but not limited to, elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Thoma Bravo has a controlling influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
As of March 4, 2022, Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, and its related entities beneficially own, in the aggregate, approximately 50.3% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy and would have sufficient voting power to determine the outcome of all matters requiring stockholder approval. These matters may include:
•the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;
•approving or rejecting a merger, consolidation, or other business combination;
•raising future capital; and
•amending our charter and bylaws, which govern the rights attached to our common stock.
Pursuant to our certificate of incorporate and bylaws, for so long as Thoma Bravo beneficially owns 30% or more of our outstanding shares of common stock, Thoma Bravo will have the right to designate a majority of our board of directors. Accordingly, we expect the directors designated by Thoma Bravo to constitute a majority of each committee of our board of directors, other than the audit committee, and to chair each of the committees, other than the audit committee. At such time as we are not a “controlled company” under the NYSE corporate governance standards, however, our board of directors and committee membership will comply with all applicable requirements of those standards.
This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs, or other purchases of our common stock that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock, and could, in turn, adversely affect our share price.
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

Risks Related to Our Common Stock and Governance Structure
The trading price of our common stock could be volatile, and you could lose all or part of your investment.
Our initial public offering, or IPO, occurred in July 2021. As such, there has only been a public market for our common stock for a short period of time. An active trading market for our common stock may not develop or be sustained. In addition, the trading prices of technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially.
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
•unfavorable securities analysts’ research and reports published about us, our business, our market, or our competitors;
•whether our operating results meet the expectations of securities analysts or investors, or changes in actual or future expectations of investors or securities analysts;
•fluctuations in our quarterly or annual earnings results or those of other companies in our industry;
•litigation involving us, our industry, or both;
•changes in monetary policy by the Federal Reserve;
•regulatory developments;
•actual or perceived security compromises or breaches;
•general economic conditions and trends, including changes in interest rates and consumer borrowing habits;
•major catastrophic events in domestic and foreign markets; and
•the other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
These fluctuations may limit or prevent investors from readily selling their shares of common stock, could cause investors to lose all or part of their investment in our common stock, and may otherwise negatively affect the liquidity of our common stock.
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
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. For as long as we are an emerging growth company, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation and any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for adopting new or revised financial accounting standards. We intend to take advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards permitted under the JOBS Act until we are no longer an emerging growth company. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to the JOBS Act.
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
We may issue additional capital stock in the future that will result in dilution to all other stockholders. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. We have issued and currently plan to issue common stock pursuant to our 2021 Stock Option and Incentive Plan, 2021 Employee Stock Purchase Plan, or other equity incentive plans that we may adopt in the future. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
We do not intend to pay dividends on our common stock and, consequently, our stockholders’ return on investment will depend on appreciation in the price of our common stock.
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

Delaware law and certain provisions in our charter and bylaws could delay, discourage, or prevent a change in control of our company.
Our status as a Delaware corporation and the existence of certain provisions of our charter and bylaws contain provisions that could delay, discourage, or prevent a change in control of our company that a stockholder may consider favorable. These provisions include:
•a classified board of directors with three-year staggered terms;
•after Thoma Bravo ceases to beneficially own at least 30% of the outstanding shares of our common stock, the removal of directors only for cause and subject to the affirmative vote of holders of at least 66 2/3% of our voting power;
•the ability of our board of directors to both issue shares of preferred stock and determine the price and other terms of those shares without stockholder approval;
•allowing Thoma Bravo to fill any vacancy on our board of directors for so long as affiliates of Thoma Bravo own 30% or more of our outstanding shares of common stock and, thereafter, allowing only our board of directors to fill vacancies on our board of directors;
•after Thoma Bravo ceases to beneficially own at least a majority of the outstanding shares of our common stock, a prohibition on stockholder action by written consent;
•after we cease to be a controlled company, the requirement that a special meeting of stockholders may be called only by our board of directors, the chairperson of our board of directors, our chief executive officer, or our president (in the absence of a chief executive officer);
•after we cease to be a controlled company, the requirement for the affirmative vote of holders of at least 66 2/3% of our outstanding voting stock, voting together as a single class, to amend the provisions of our charter relating to the management of our business or the requirement for the affirmative vote of holders of at least 75% of our outstanding voting stock, voting together as a single class, to amend certain provisions of our bylaws;
•the ability of our board of directors to amend our bylaws;
•advance notice procedures for stockholders to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting; and
•prohibition of cumulative voting in the election of our board of directors.
Our charter also provides us with protections similar to Section 203 of the Delaware General Corporation Law and prevents certain business combinations with a stockholder owning at least 15% of our outstanding voting stock, unless approved in a prescribed manner. Our charter also provides, however, that transactions with Thoma Bravo, including the Thoma Bravo Funds and any persons to whom any Thoma Bravo Fund sells its common stock, will be deemed to have been approved by our board of directors.
While these provisions may protect our stockholders from coercive or otherwise unfair takeover tactics, these provisions could also delay, discourage, or prevent a change in control transaction or changes in our board of directors that some stockholders may consider beneficial or prevent our stockholders from receiving a premium over the market price of our common stock that they might otherwise receive.

Our bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of fiduciary duty by one or more of our directors, officers or employees, (iii) any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum selection clause may impose additional litigation costs on stockholders, discourage claims, or limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. Although this provision may be beneficial in its consistency in the application of Delaware law, the Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders. Alternatively, if the enforceability of the choice of forum provision contained in our bylaws is challenged and a court finds such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. Our bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. This provision would not apply to any action brought to enforce a duty or liability created by the Exchange Act and the rules and regulations thereunder. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Our corporate headquarters is located in Costa Mesa, California, where we currently lease approximately 19,838 square feet pursuant to a lease agreement that expires in February 2025 and an additional office nearby at approximately 36,607 square feet pursuant to a lease agreement that expires in December 2022. We also lease additional facilities in Atlanta, Georgia, and Baton Rouge, Louisiana.
We believe that our facilities are suitable to meet our current needs. As our business grows, we will evaluate whether to expand our physical facilities. We believe that, if we need to add new facilities, suitable additional or alternative space will be available as needed to accommodate any such growth.
Item 3. Legal Proceedings
We are not currently a party to any litigation or claims that, if determined adversely to us, would have a material adverse effect on our business, operating results, financial condition, or cash flows. We are, from time to time, party to litigation and subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures
Not applicable.
PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange under the symbol “MLNK” since July 28, 2021. Prior to that date, there was no public trading market for our common stock. Our common stock was priced at $26.00 per share in our initial public offering on July 28, 2021.

Holders of Record
As of March 4, 2022, there were 80,519,240 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks or other nominees.
Dividend Policy
We have never declared or paid any cash dividend on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.
Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act.
The performance graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 2000 Index and the S&P 1500 Application Software Index. The graph assumes $100 was invested at the market close on July 28, 2021, which was our initial trading date, in our common stock. Data for the Russell 2000 Index and the S&P 1500 Application Software Index assume reinvestment of dividends, if any. Our offering price of our common stock in our initial public offering, which had a closing stock price of $24.60 on July 28, 2021, was $26.00 per share.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	Base Period July 28, 2021	September 30, 2021	December 31, 2021
MeridianLink, Inc.	$100	$91	$88
Russell 2000 Index	100	99	101
S&P 1500 Application Software Index	100	100	103

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding securities authorized for issuance.
Use of Proceeds from Public Offering of Common Stock
On July 30, 2021, we completed our IPO through an underwritten sale of 13.2 million shares of our common stock. We sold 10.0 million of such shares at a price of $26.00 share and existing stockholders sold an aggregate of 4.4 million of shares, inclusive of the underwriters’ option to purchase additional shares that was partially exercised in August 2021. The IPO generated net proceeds to us of approximately $242.1 million, after deducting $17.9 million in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the offering.
The proceeds to us were used in line with the section titled “Use of Proceeds” in the prospectus for our IPO. All of the shares issued and sold in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-255680), which was declared effective by the SEC on July 27, 2021. BofA Securities, Inc., Credit Suisse Securities (USA) LLC, and Barclays Capital Inc. acted as joint book-running managers of the offering and as representatives of the underwriters. No offering expenses were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10% or more of any class of our equity securities or to any other affiliates.
There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus dated July 27, 2021 and as filed with the SEC on July 28, 2021 pursuant to Rule 424(b) under the Securities Act (“Prospectus”). As of December 31, 2021, we have used $200.0 million of the net offering proceeds to repay borrowings under our 2018 First Lien and Second Lien credit agreements. We are holding the balance of the net proceeds in cash and cash equivalents.
Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on December 31. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
We are a leading provider of cloud-based software solutions for financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and CRAs. Financial institutions are undergoing digital transformation as they seek to transition business models, create new revenue streams, and increase customer engagement. We support our customers’ digital transformations by helping them create a superior consumer experience with our mission-critical loan origination software, or LOS, digital lending platform, and data analytics. Our solutions allow our customers to meet their clients’ financial needs across the institution, which enables improved client acquisition and retention. Additionally, our solutions allow our customers to operate more efficiently by enabling automated loan decisioning and enhanced risk management.
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
We deliver our solutions to the substantial majority of our customers using a SaaS model under which our customers pay subscription fees for the use of our solutions as well as fees for transactions processed using our solutions. Our subscription fees consist of revenues from software solutions that are governed by pricing and terms contained in contracts between us and our customers. The initial term of our contracts is typically three years, but may range from one to seven years. Our customer contracts are typically not cancellable without penalty. Our contracts almost always contain an evergreen auto-renewal term that is often for a one-year extension after the initial term, but can extend the auto-renewal of the contract up to the length of the original term. Our subscription fee revenues include annual base fees, platform partner fees, and, depending on the product, fees per search or per loan application or per closed loan (with contractual minimums based on volume) that are charged on a monthly basis, which we refer to as volume-based fees. We earn additional revenues based on the volume of loan applications or closed loans processed above our customers’ contractual minimums.
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
We seek to strengthen and grow our customer relationships by providing consistent, high-quality implementations and customer support services, which we believe drive higher customer retention and incremental sales opportunities within our existing customer base. We plan to continue investing in migrating our solutions onto a single platform resident in a public cloud and driving product development to further increase customer cross-selling opportunities and retention. We believe that our increased focus on our go-to-market strategy and strategic partnerships will drive incremental opportunities for revenue and accelerate client cross-sell growth.
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
We cater largely to financial institutions such as community banks and credit unions with assets under management between $100 million and $10 billion. In recent years community banks have continued to compete with their typically larger non-community bank competitors, and the FDIC reported that in 2019 net interest income accounted for over 78 percent of community bank net operating revenues. A large opportunity exists in expanding our target market to new customers with less than $100 million or greater than $10 billion in assets under management. In our down-market, smaller institutions commonly use spreadsheets or other inexpensive alternatives. These companies have a smaller volume of loans per month, but there is opportunity to alter our solutions to offer decreased pricing and functionality in order to lower implementation fees.
We have continuously invested in expanding and improving our solutions since they were first introduced two decades ago, and we intend to continue investing both organically and inorganically through acquisitions to expand our portfolio. We are focused on introducing new solutions and enhancing services and capabilities in areas including digital lending, data insights, and collections to further expand our reach into the consumer lending markets. In addition to developing our solutions organically, we may selectively pursue acquisitions, joint ventures, or other strategic transactions that provide additional capabilities or customers, or both. Acquisitions to date have included CRIF Lending Solutions in June 2018, and TCI, in November 2020. TCI is the creator of DecisionLender, a SaaS loan origination solution. We believe that with the addition of TCI, our position as a vendor of choice is enhanced among financial institutions seeking solutions to manage their needs from initiation of client relationships to facilitating the extension of credit to their clients. In December 2020, we acquired all of the assets of TazWorks. TazWorks provides software and data solutions to CRAs focused on the employment and tenant screening market, a market that is adjacent and complementary to our current solutions for credit-focused CRAs. In April 2021, we acquired Saylent, a data analytics and marketing solution that offers insights to financial institutions that help drive account and credit and debit card usage and should allow us to accelerate market availability of already planned product investments.
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
We believe that delivery of consistent, high-quality implementations and customer support services is a significant driver of purchasing and renewal decisions of our prospects and customers. To develop and maintain a reputation for high-quality service, we seek to build deep relationships with our customers through our customer support organization, which we staff with personnel who are motivated by our common mission of using technology to help our customers succeed and who are knowledgeable with respect to the regulated and complex nature of the financial services industry. As we grow and scale our business, we intend to continue to invest in and grow our internal services and support organization, as well as partner with high quality third-party organizations, to support our customers’ needs and maintain our reputation.

Impact of the COVID-19 Pandemic
The COVID-19 pandemic has had widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices (including in California where our corporate headquarters are located). Federal and state governments have implemented various measures in an effort to contain the virus, which have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide.
Our focus remains on promoting employee health and safety, serving our customers, complying with regulations, and ensuring business continuity. We continue to assess local regulations and restrictions across the United States and the administration of vaccine programs to ensure that our return to work is thoughtful, prudent, and handled with an abundance of caution with the health of our employees being the top priority.
There continues to be uncertainty as to the duration and extent to which the COVID-19 pandemic, as well as the emergence of new variants, may adversely impact our business operations, financial performance, and results of operations, as well as macroeconomic conditions, at this time. See Part I, Item 1A. “Risk Factors” for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.
Key Operating Measures
In addition to the United States generally accepted accounting principles, or GAAP, measures described below in “—Components of Operating Results,” we monitor the following operating measures to evaluate growth trends, plan investments, and measure the effectiveness of our sales and marketing efforts:
Annual Recurring Revenue
We calculate annual recurring revenue, or ARR, as the total subscription fee revenues calculated in the latest twelve-month measurement period for those revenue-generating entities in place throughout the entire twelve-month measurement period plus the subscription fee revenues calculated on an annualized basis from new entity activations in the measurement period. We believe that the annualized subscription fee revenues calculated from these new activations in a particular measurement period provide a reasonable estimate of the total subscription fee revenues to be recognized from these entities once they are on our platform for a full twelve-month period due to the long-term nature of our agreements and the volume-based aspect of our pricing model. Although our business can be impacted by seasonality of consumer borrowing trends, we anticipate the impacts of any seasonality to be comparable on a period-to-period basis. Our calculation includes only subscription fee revenues and excludes any professional services revenues and other revenues. We believe ARR is an important metric indicating the scale and growth of our business. Our ARR was $240.1 million, $193.0 million, and $142.8 million as of December 31, 2021, 2020, and 2019, respectively. Our use of ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate annual recurring revenue differently, which reduces its usefulness as a comparative measure. We have refined our methodology for calculating ARR as reflected in the above recalculated numbers for historical periods.
Total Customers
We define a customer as a legal entity that has a contractual relationship with us to use our software solutions. A single entity could have agreements across multiple lines of business, all of which together would be considered a single customer. The net rate at which we add customers varies based on our implementation capacity, the size and unique needs of our customers, the readiness of our customers to implement our solutions, customer acquisition through any strategic transactions we complete, and customer attrition, including as a result of merger and acquisition activity among financial institutions whereby the acquirer requests assignment of the agreement to the resulting entity or a renegotiation of the acquirer’s agreement to include the acquired company’s activities. We believe the number of total customers is a key indicator of our market penetration, growth, and future revenues. Our ability to attract new customers is primarily impacted by the effectiveness of our marketing programs and our direct sales force. Accordingly, we have invested in and intend to continue to invest in our marketing programs and direct sales force. We had 1,901, 1,852, and 1,236 customers on our platform as of December 31, 2021, 2020, and 2019, respectively. We have refined our methodology for calculating the customer count as reflected in the above recalculated numbers for historical periods.

Organic Customer Growth Rate
We utilize our organic customer growth rate to not only monitor the satisfaction of our customers but also to measure our ability to successfully bring new customers on board and evaluate the effectiveness of our business strategies. We define organic customer growth rate as the percentage increase in the number of total customers on the last day of the measurement period compared to the number of total customers on the day twelve months prior to the measurement date, which measures the change in total customers, net of both customer terminations and customer additions between the respective measurement periods. Our organic customer growth rate calculation excludes and will exclude the impact of any acquisitions or divestitures. We had an organic customer growth rate of 2.2% for the measurement period ended December 31, 2021, and 2.0% for the measurement period ended December 31, 2020. Our use of organic customer growth rate has limitations as an analytical tool, and investors should not consider it in isolation.
ARR Net Retention Rate
We have refined our calculation of the ARR Net Retention Rate by calculating the ARR recorded in the latest twelve-month measurement period for the cohort of revenue-generating entities in place throughout the entire prior twelve-month measurement period. We divide the result by the cohort’s ARR recorded in the twelve-month period that is immediately prior to the beginning of the current measurement period. This calculation refinement will allow us to capture future retention analytics through time for each cohort. Our ARR Net Retention Rate was 103% for the year ended December 31, 2021. Our ARR Net Retention Rate provides insight into growth in the usage of our solutions, sales of new solutions and services into revenue generating entities during the current year and attrition. Our previous ARR Net Retention Rate for 2020 of 120% was calculated according to our prior calculation methodology at an aggregated entity level.
The most significant drivers of improvements in our ARR Net Retention Rate each year are the increases in adoption of additional solutions such as additional products, channels, loan types, or modules, the increase in volume transacted on our systems, and price increases. The most significant factors in the decrease in ARR Net Retention Rate are customer attrition and reduced volume transacted on our systems either due to decreased product usage or lower transaction volumes. Our use of ARR Net Retention Rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue retention rate differently, which reduces its usefulness as a comparative measure.
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
Other Revenues
We enter into referral and marketing agreements with various third parties, in which revenues are primarily generated from transactions initiated by the third parties’ customers. We may introduce our customers to a referral partner or offer additional services available from the referral partner via an integration with our solutions. We market our partners’ solutions to our customers as a way not only to generate revenue but also to ensure that our customers are leveraging the full benefit of our solution, which includes the capabilities offered through our partners. Revenues are recognized in the period the services are performed, provided that collection of the related receivable is reasonably assured.
Cost of Revenues
Cost of revenues consists primarily of salaries and other personnel-related costs, including employee benefits, bonuses, and share-based compensation for employees providing services to our customers. This includes the costs of our implementation, customer support, data center, and customer training personnel. Additional expenses include fees paid to third-party vendors in connection with delivering services to customers.
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
We intend to continue to increase our investments in our implementation and customer support teams and technology infrastructure to serve our customers and support our growth. We expect cost of revenues to continue to grow in absolute dollars, after adjusting for one-time cost share-based compensation charges resulting from our corporate conversion, as we grow our business but to fluctuate as a percentage of revenues based principally on the level and timing of implementation and support activities and other related costs. For more information on our corporate conversion in connection with our IPO, see Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Gross Profit and Gross Margin
Gross profit is revenues less cost of revenues, and gross margin is gross profit as a percentage of revenues. Gross profit has been, and will continue to be, affected by various factors, including the mix of our subscription fees, professional service and other revenues, the costs associated with our personnel, third-party vendors, and cloud-based hosting services, and the extent to which we expand our implementation and customer support services. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors. Our gross margin was 66.5% 70.7% and 69.0% for the years ended December 31, 2021, 2020, and 2019, respectively.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, employee benefits, bonuses, and share-based compensation. Sales and marketing expenses also include expenses related to advertising, lead generation, promotional event programs, corporate communications, travel, outside consulting fees, and allocated overhead. Commissions related to software sales are generally capitalized and then amortized over the expected period of customer benefit.

Sales and marketing expenses are also impacted by the timing of significant marketing programs such as our annual client conference, which we typically hold during the second quarter. We plan to continue investing in sales and marketing by increasing our number of sales and marketing personnel and expanding our sales and marketing activities. As a result, we expect our sales and marketing expenses to increase in absolute dollars, after adjusting for one-time cost share-based compensation charges resulting from our corporate conversion, and as a percentage of revenues over the long term as we scale the business and integrate our acquisitions. We believe these investments will help us build brand awareness, add new customers, and expand sales to our existing customers as they continue to buy more solutions from us.
Research and Development
Research and development expenses include salaries and other personnel-related costs, including employee benefits, bonuses, share-based compensation. Research and development expenses also include third-party contractor expenses, software development costs, allocated overhead, and other related expenses incurred in developing new solutions and enhancing existing solutions.
Certain research and development costs that are related to our software development, which include salaries and other personnel-related costs attributed to programmers, software engineers, and quality control teams working on our software solutions, are capitalized and are included in intangible assets, net on the consolidated balance sheets.
We believe that continuing to improve and enhance our solutions is essential to maintaining our reputation for innovation and growing our customer base and revenues. We plan to continue investing in research and development by increasing the number of our software developers. As a result, we expect our research and development expenses to increase in absolute dollars, after adjusting for one-time cost share-based compensation charges resulting from our corporate conversion, over the long term as we scale the business, including through integration of our acquisitions.
General and Administrative
General and administrative expenses consist primarily of salaries and other personnel-related costs, including employee benefits, bonuses, and share-based compensation, of our administrative, finance and accounting, information systems, legal, and human resources employees. General and administrative expenses also include consulting and professional fees, insurance, and travel.
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
We expect to continue to incur incremental expenses associated with the growth of our business and to meet increased compliance requirements associated with operating as a public company. These expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance, and investor relations activities, partially offset by the termination of sponsor-related costs. As a result, we expect our general and administrative expenses to increase in absolute dollars, after adjusting for one-time cost share-based compensation charges resulting from our corporate conversion, but to decrease as a percentage of revenues over the long term as we scale the business and continue to adjust to being a public reporting company.
Total Other (Income) Expense, Net
Total other (income) expense, net consists primarily of interest expense, net and loss on debt repayment and extinguishment. Interest expense consists of interest attributable to our credit facilities, amortization of a financing obligation from a failed sale-leaseback transaction during 2020, and amortization of lender-related fees and other direct incremental costs of securing financing, partially offset by interest income from our interest-bearing cash accounts. Loss on debt repayment and extinguishment consists of the removal of deferred financing fees associated with the November 2021 and July 2021 repayments.

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
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is subsequently determined that deferred tax assets would be more likely than not realized in the future, in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. After a review of the four sources of taxable income (as described above), and after consideration of our continuing cumulative income position, inclusive of impact from permanent differences, as of December 31, 2021, the Company has not recorded a valuation allowance on its deferred tax assets.
We have recorded an uncertain tax position with respect to our R&D credits. There are no penalties or interest recorded on these liabilities as the credits have not yet been fully utilized, and therefore the uncertain tax position is recorded primarily as a reduction of the deferred tax asset related to these credits.

Results of Operations
Consolidated Statements of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated:

Consolidated statements of operations data	Year Ended December 31,
(in thousands, except share and unit and per share and per unit amounts)	2021	2020	2019
Revenues, net	$267,676	$199,340	$152,731
Cost of revenues:
Subscription and services(1)	77,103	49,480	39,551
Amortization of developed technology	12,519	8,874	7,771
Total cost of revenues	89,622	58,354	47,322
Gross profit	178,054	140,986	105,409
Operating expenses:
General and administrative(1)	85,160	54,640	59,536
Research and development(1)	36,336	18,691	15,966
Sales and marketing(1)	18,122	9,371	9,589
Loss on termination of financing obligation due to related party	—	5,755	—
Impairment of trademarks	—	5,362	—
Acquisition related costs	781	1,579	—
Total operating expenses	140,399	95,398	85,091
Operating income	37,655	45,588	20,318
Other (income) expense, net:
Other income	(49)	(41)	(16)
Interest expense, net	32,615	34,686	38,053
Loss on debt repayment and extinguishment	9,944	—	—
Total other expense, net	42,510	34,645	38,037
Income (loss) before provision for income taxes	(4,855)	10,943	(17,719)

Provision for (benefit from) income taxes	5,141	1,792	(5,115)
Net income (loss)	$(9,996)	$9,151	$(12,604)

Class A preferred return	(20,944)	(34,411)	(31,460)
Net loss attributable to common stockholders	$(30,940)	$(25,260)	$(44,064)

Weighted average common stock outstanding – basic and diluted	63,813,770	51,153,041	49,949,858
Net loss per share – basic and diluted	$(0.48)	$(0.49)	$(0.88)
___________
(1)Upon completion of our IPO, 500,000 options to purchase common shares, and 426,711 Class B Units originally issued at a price of $0.06 per unit, to employees, directors, and officers of the Company, or the Carried Equity Units, became fully vested, and we recognized accelerated share-based compensation expense in the amount of $21.4 million during the year ended December 31, 2021. Prior to the closing of our IPO, all of the outstanding Class B Units converted into shares of common stock on a one-for-one basis. Share-based compensation is as follows:

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$6,478	$180	$87
General and administrative	14,558	1,952	1,307
Research and development, net of amounts capitalized	7,453	339	228
Sales and marketing	2,247	370	169
Total share-based compensation expense	$30,736	$2,841	$1,791

Comparison of the Years Ended December 31, 2021 and 2020
Revenues, net

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Revenues, net	$267,676	$199,340	$68,336	34%
Revenues increased $68.3 million, or 34%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was partially due to revenue from TCI and TazWorks acquisitions, which accounted for growth of 21%. The remaining increase primarily resulted from new and ramping customers as well as volume and revenue increases from existing customers. Lending Software Solutions accounted for growth of 12%, and Data Verification Software Solutions accounted for growth of 1%. For both of our solutions, we receive incremental revenues if customers exceed their minimum commitments for monthly transactions, which typically is applications or closed and funded loans for Lending Software Solutions and credit, tenant, or employment verification reports for our Data Verifications Software Solutions.
Cost of Revenues and Gross Profit
Subscription and services

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Subscription and services	$77,103	$49,480	$27,623	56%
Subscription and services cost of revenues increased $27.6 million, or 56%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was partially due to $7.0 million in additional third-party costs, driven by higher volumes and additional costs related to TCI and TazWorks revenue. There was also an increase of $6.3 million in share-based compensation expense primarily related to the vesting of Carried Equity Units and new equity grants upon completion of our IPO. The remaining increase was related to higher compensation and benefits spend, largely from the addition of employees from TCI, TazWorks, and Saylent.
Amortization of Developed Technology

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Amortization of Developed Technology	$12,519	$8,874	$3,645	41%
Amortization of developed technology increased $3.6 million, or 41%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an additional $2.4 million in amortization related to the acquisitions of developed technology of TCI, TazWorks, and Saylent. The remaining increase was due to additional capitalized software costs related to internally developed software and the related amortization.
Gross Profit

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Gross Profit	$178,054	$140,986	$37,068	26%
Gross profit increased $37.1 million, or 26%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase of revenues, as described above, partially offset by an increase in cost of revenues due to an increase in third-party costs, share-based compensation expense, and the acquisitions of TCI, TazWorks, and Saylent.

Operating Expenses
General and Administrative

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
General and Administrative	$85,160	$54,640	$30,520	56%
General and administrative expenses increased $30.5 million, or 56%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase includes an additional $12.6 million stock compensation expense primarily related to the vesting of options and new equity grants upon completion of our IPO and $6.8 million amortization from intangible assets. Additionally, during the year ended December 31, 2021, we amended the employment agreement with one of our executive officers and settled the remaining retention bonus resulting in an $1.0 million increase compared to 2020. The remaining increase was largely related to higher advisory services spend in connection with our IPO, increased insurance costs for director and officer insurance, and various system implementations.
Research and Development

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Research and Development	$36,336	$18,691	$17,645	94%
Research and development expenses increased $17.6 million, or 94%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an additional $7.1 million stock compensation expense related to the vesting of Carried Equity Units and new equity grants upon completion of our IPO, as well as additional personnel-related expenses, largely from acquisitions.
Sales and Marketing

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Sales and Marketing	$18,122	$9,371	$8,751	93%
Sales and marketing expenses increased $8.8 million, or 93%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an additional $1.9 million share-based compensation expense related to the vesting of Carried Equity Units and new equity grants upon completion of our IPO, as well as increased headcount on our sales and marketing teams.
Loss on Termination of Financing Obligation

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Loss on Termination of Financing Obligation Due to Related Party	$—	$5,755	$(5,755)	(100)%
Loss on termination of financing obligation due to related party decreased $5.8 million, or 100%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was due to the termination of the financing obligation during 2020, for which no similar event occurred in 2021.

Impairment of Trademarks

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Impairment of Trademarks	$—	$5,362	$(5,362)	(100)%
Impairment on trademarks decreased $5.4 million, or 100%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The loss in 2020 was related to impairment of definite-lived trademarks triggered by our decision to rebrand certain products. There was no such loss in 2021.
Acquisition Related Costs

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Acquisition Related Costs	$781	$1,579	$(798)	(51)%
Acquisition related costs decreased $0.8 million, or 51%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was due to lower acquisitions costs for Saylent during 2021 compared to TazWorks and TCI during 2020.

Total Other Expense, net

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Total Other Expense, net	$42,510	$34,645	$7,865	23%
Total other expense, net increased $7.9 million, or 23%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to the loss on debt repayment and extinguishment of $9.9 million, partially offset by lower interest expense on debt during 2021.
Provision for (Benefit From) Income Taxes

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Provision for (Benefit From) Income Taxes	$5,141	$1,792	$3,349	187%
Provision from income taxes increased $3.3 million, or 187%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to several permanent tax differences resulting from certain share-based compensation incurred at the time of our IPO, which offset the decrease in income before provision for income taxes.
Comparison of the Years Ended December 31, 2020 and 2019
For a comparison of our results of operations for the years ended December 31, 2020 and 2019, and discussion of cash flows for the year ended December 31, 2019, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus.

Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through cash flows from operations, long-term debt, and, concurrent with the completion of our IPO on July 30, 2021, through proceeds from the issuance of our common stock. In connection with our IPO, we sold 10.0 million shares of our common stock at a price of $26.00 per share, before underwriting discounts and commissions, which generated net proceeds to us of approximately $242.1 million, after deducting $17.9 million in underwriting discounts and commissions and offering costs.

As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $113.6 million and unused capacity under our revolving line of credit of $50.0 million. Based upon our current levels of operations, we believe that our cash flows from operations along with our other sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.
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
One lease is with a related party with a term date of December 2022. The monthly payments during each of the years ended December 31, 2021, 2020, and 2019 were $0.1 million.
Long-Term Debt
For a detailed description of our long-term debt, please see Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Net cash provided by (used in):
Operating activities	$89,835	$67,479	$22,356	33%
Investing activities	(126,299)	(115,392)	(10,907)	9%
Financing activities	110,228	(9,976)	120,204	1,205%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$73,764	$(57,889)	$131,653	227%

Cash Flows from Operating Activities
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, and payments to third-party vendors.
Operating cash flow is derived by adjusting our net income (loss) for non-cash operating items, such as depreciation and amortization, provision for doubtful accounts, amortization of debt issuance costs, share-based compensation expense, deferred income taxes, loss on disposal of fixed assets, loss on debt repayment and extinguishment, impairment charges, and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.
For the year ended December 31, 2021, cash provided by operating activities was $89.8 million, primarily driven by net loss adjusted for depreciation and amortization, share-based compensation expense, loss on debt repayment and extinguishment, and deferred income taxes. Net loss was $10.0 million, adjusted by non-cash charges of $100.4 million and a decrease of $0.6 million in operating assets and liabilities. The non-cash charges consist primarily of depreciation and amortization of $50.5 million, share-based compensation of $30.7 million, deferred income taxes of $4.9 million, and loss on debt repayment and extinguishment of $9.9 million. The change in operating assets and liabilities was primarily the result of an increase in deferred revenue of $3.8 million and accounts receivable of $1.6 million due to our increased customer growth and timing of new and existing customers implementations during the period. The change was offset by an increase in prepaid expenses and other assets of $5.7 million, due in part to the timing of payments and also increases in prepaid D&O public company insurance policies.
For the year ended December 31, 2020, cash provided by operating activities was $67.5 million as a result of net income of $9.2 million, adjusted by non-cash charges of $57.5 million and an increase of $0.8 million in operating assets and liabilities. The non-cash charges primarily consist of depreciation and amortization of $40.2 million, share-based compensation of $2.8 million, loss on disposal of fixed assets and termination of financing obligation of $5.8 million, impairment of trademarks of $5.4 million, and deferred income taxes of $1.6 million. The change in operating assets and liabilities primarily consisted of increases in accounts receivable of $3.2 million and prepaid expenses and other assets of $2.1 million, partially offset by a $1.5 million increase in accounts payable, resulting primarily from timing of payments, an increase of $2.7 million in accrued expenses primarily due to the higher compensation cost and payroll timing, and an increase in deferred revenue of $1.9 million due to our increased customer growth and timing of new and existing customers implementations during the period.
Cash Flows from Investing Activities
Net cash used in investing activities of $126.3 million for the year ended December 31, 2021 consisted of $84.6 million and $35.9 million cash paid for the acquisitions of TazWorks and Saylent, respectively, $4.9 million for capitalized software additions, and $0.8 million for purchases of property and equipment.
Net cash used in investing activities of $115.4 million for the year ended December 31, 2020 consisted of $103.1 million and $5.0 million of cash paid for the acquisitions of TCI and TazWorks, respectively, $3.2 million for capitalized software additions, and $4.1 million cash paid for purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities of $110.2 million for the year ended December 31, 2021 consisted primarily of $247.3 million in IPO proceeds, net of underwriters' discounts and commissions, and $535.0 million proceeds from issuance of long-term debt, offset by $631.3 million in principal payments of long-term debt, including $628.7 million for the full repayment of the First and Second Liens. The year ended December 31, 2021 also included a $25.7 million payment on the financing obligation due to related party, $4.8 million payments of deferred offering costs, $2.1 million payment to sellers of TCI $7.2 million payment of debt issuance costs, and $1.9 million of repurchases of Class A Units and Class B Units.
Net cash used in financing activities of $10.0 million for year ended December 31, 2020 consisted primarily of $4.2 million of principal payments of long-term debt, and $3.1 million of repurchases of Class A Units and Class B Units.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses incurred during the reporting periods. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, deferred revenue, assets recognized from costs to obtain a contract with a customer, accounts receivable, fair value of financial instruments, share-based compensation, business combinations, goodwill and intangible assets, impairment of long-lived assets, research and development and capitalized software, and income taxes. These judgments are based on our historical experience, terms of our existing contracts, our evaluation of trends in the industry, and information available from outside sources as appropriate. Our actual results may differ from those estimates. While our significant accounting policies are described in the notes to our consolidated financial statements, we believe these critical accounting policies are the most important to understanding when evaluating our reported financial results.
Revenue Recognition
Revenue-generating activities are directly related to the sale, implementation, and support of our solutions. We derive the majority of our revenues from subscription fees for the use of our solutions, which include annual fees, platform partner fees, and volume-based fees, as well as revenues for customer support and professional implementation services related to our solutions.
Subscription Fee Revenues
Our software solutions are generally available for use as hosted application arrangements under subscription fee agreements. Our software solutions consist of an obligation for us to provide continuous access to a technology solution that we host and routine customer support, both of which we account for as a stand-ready performance obligation. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date our solution is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Additional fees for monthly usage above the levels included in the standard subscription fee are recognized as revenue in the month when the usage amounts are determined and reported.
We have a limited number of legacy customers that host and manage our solutions on premises under term license and maintenance agreements. This type of arrangement is no longer sold and represents an immaterial amount of our subscription fee revenues. However, there is no planned sunset or end of life for these on-premises solutions.
Professional Services Revenues
We offer implementation, consulting, and training services for our software solutions and SaaS offerings. Revenues from services are recognized in the period the services are performed, provided that collection of the related receivable is probable.
Other Revenues
We enter into referral and marketing agreements with various third parties, in which our revenues are primarily generated from transactions initiated by the third parties’ customers. We may introduce our customers to a referral partner or offer additional services available from the referral partner via an integration with our software solutions. Revenues are recognized in the period the services are performed, provided that collection of the related receivable is probable.

Significant Judgments
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in the new revenue standard. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgments include whether the series guidance under Accounting Standards Codification, or ASC, 606 applicable to our subscription services and whether implementation and training services represent distinct performance obligations. We have contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, we account for individual performance obligations that are distinct separately by allocating the contract’s total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract.
In determining whether SaaS services are distinct, we considered whether the series guidance applies to our subscription services. We considered various factors including that substantially all of our SaaS arrangements involve the transfer of a service to the customer, which represents a performance obligation that is satisfied over time because the customer simultaneously receives and consumes the benefits of the services provided. Customer support services, forms maintenance, and subscription services are considered a series of distinct services that are accounted for as a single performance obligation as the nature of the services are substantially the same and have the same pattern of transfer (i.e., distinct days of service). For these contracts, we allocate the ratable portion of the consideration to each period based on the services provided in such period.
In determining whether implementation services are distinct from subscription services, we considered that there is not a significant level of integration between implementation and subscription services. Further, implementation services in our contracts provide benefit to the customer with other readily available resources and the implementation services generally are not interdependent with the SaaS subscription services. Therefore, implementation services are generally accounted for as a separate performance obligation, as they represent distinct services that provide benefit to the customer apart from SaaS services.
Consulting and training services are generally considered a separate performance obligation as they are considered distinct services that provide a benefit to the customer on their own.
Share-Based Compensation
We account for share-based compensation by estimating the fair value of share-based payment awards at the grant date. We estimate the fair value of our share-based options using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period.

Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, fair value per share, share price volatility, risk free interest rates, and the expected dividend yield of our common stock. Prior to our IPO, we utilized an independent valuation specialist to assist with our determination of the fair value per share. The methods used to determine the fair value per share included discounted cash flow analysis, comparable public company analysis, and comparable acquisition analysis. Starting in the third quarter of 2020 and until our IPO, the probability-weighted expected return method was used and considered multiple exit scenarios, including a near term initial public offering. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, share-based compensation expense could be materially different in the future.

We account for forfeitures when they occur. We have elected to recognize share-based compensation expense for service-based awards on a straight-line basis over the service vesting period. We recognize compensation expense for awards subject to performance conditions using the graded attribution method.

Business Combinations
The purchase price allocation for business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. We determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business. If it is not met, we determine whether the single asset or group of assets, as applicable, meets the definition of a business.
We account for business combinations in accordance with ASC, 805, Business Combinations. The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Transaction costs associated with business combinations are expensed as incurred and are included in acquisition related costs in the consolidated statements of operations. We perform valuations of assets acquired and liabilities assumed and allocate the purchase price to the respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date, changes in the estimated fair values of the net assets recorded may change the amount of the purchase price allocated to goodwill. During the measurement period, which expires one year from the acquisition date, changes to any purchase price allocations that are material to our consolidated financial results will be adjusted prospectively.
Goodwill and Intangible Assets
In connection with our acquisitions and asset purchase discussed within our financial statements also included in this registration statement, we record certain intangible assets. Identifiable intangible assets with finite lives are amortized over their estimated useful lives on either a straight-line or accelerated basis, depending on the nature of the intangible asset. Developed technology, customer relationships, and trademarks with finite useful lives are amortized on a straight-line basis. We periodically review the estimated useful lives and fair values of our identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
The excess purchase price over the fair value of assets acquired is recorded as goodwill. We evaluate and test the recoverability of goodwill for impairment at least annually, on October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. We perform the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. We have one reporting unit. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the first step of a two-step analysis by comparing the book value of net assets to the fair value of the reporting unit. To calculate any potential impairment, we compare the fair value of a reporting unit with it carrying amount, including goodwill. Any excess of the carrying amount of the reporting unit’s goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down.
Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for our solutions, capital needs, economic trends, and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period. In assessing the qualitative factors, we consider the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. No impairment of goodwill was identified during the years ended December 31, 2021, 2020, or 2019.

Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets, including intangible assets with finite lives and property and equipment, whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The impairment to be recognized is measured as the amount by which the carrying amount exceeds the fair value of the assets. In the fourth quarter of 2020, we performed an impairment test of definite-lived trademarks which was triggered by our decision to rebrand certain products. Specifically, management made a decision to rebrand the LendingQB and LoansPQ products which are being replaced by the new “MeridianLink” branded product line. As a result of the rebranding decision in December 2020, which was determined to be a triggering event, we recorded an impairment equal to substantially all of the total LendingQB and LoansPQ trademarks carrying values of $5.4 million. Other than the trademark impairment mentioned above, there have been no other impairments of long-lived assets during the years ended December 31, 2021, 2020, or 2019.
Income Taxes
We account for income taxes using the assets and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in our tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid, or refunds received, as provided for under currently enacted tax law. Changes in deferred tax assets and liabilities are recorded in the benefit from income taxes.
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is subsequently determined that deferred tax assets would be more likely than not realized in the future, in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
We account for uncertainty in income taxes recognized in our consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized which includes (a) the tax position must be evaluated to determine the likelihood that it is more likely than not of being sustained based solely on the technical merits of the position, and if so, (b) the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The benefit from income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.
We report tax related interest and penalties, if any, as income tax expense. There were no material interest or penalties recorded for the years ended December 31, 2021, 2020, or 2019.
Recent Accounting Pronouncements
See Note 2, “Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8 included in this Annual Report on Form 10-K for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.

Emerging Growth Company Status
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our financial results may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We expect to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk is the risk of loss that may impact our financial position, future earnings, or future cash flows that may result from changes in financial market prices and rates. Our market risk is primarily a result of fluctuations in interest rates. We do not use derivative financial instruments for speculative, hedging, or trading purposes, although in the future we might enter into exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
We had cash and cash equivalents of $113.6 million and $37.7 million as of December 31, 2021 and 2020, respectively, consisting of bank deposit and money market funds. We did not hold any cash or cash equivalents as of December 31, 2021 or December 31, 2020 that held a significant degree of interest rate risk.
As of December 31, 2021, we had an outstanding principal amount of $435.0 million under the 2021 Term Loan Agreement, and $531.3 million under the First Lien Credit Agreement and the Second Lien Credit Agreement as of December 31, 2020. The interest rates on our 2021 Term Loan Agreement and First Lien Credit Agreement are floating. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
MeridianLink, Inc.
Costa Mesa, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MeridianLink, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, preferred units and stockholders’ equity/members’ deficit, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2020.
Costa Mesa, California
March 10, 2022

MERIDIANLINK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share/unit and per share/unit data)

	As of
	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$113,645	$37,739
Restricted cash	—	2,142
Accounts receivable, net of allowance for doubtful accounts	24,913	22,358
Prepaid expenses and other current assets	9,398	5,812
Related party receivable from sellers of MeridianLink	—	4,123
Total current assets	147,956	72,174
Property and equipment, net	5,989	7,600
Intangible assets, net	298,597	328,032
Deferred tax assets, net	4,286	9,484
Goodwill	564,799	542,965
Other assets	4,266	3,450
Total assets	$1,025,893	$963,705

Liabilities, Preferred Units, and Stockholders’ Equity/Members’ Deficit
Current liabilities:
Accounts payable	$2,335	$2,257
Accrued liabilities	24,667	21,070
Deferred revenue	14,707	10,873
TazWorks, LLC purchase liability	—	85,646
Related party liability due to sellers of MeridianLink	—	30,000
Current portion of long-term debt, net of debt issuance costs	2,139	2,955
Total current liabilities	43,848	152,801
Long-term debt, net of debt issuance costs	425,371	516,877
Deferred rent	396	543
Total liabilities	469,615	670,221
Commitments and contingencies (Note 4)
Class A preferred units, no par value; unlimited units authorized, 319,913 units issued and outstanding at December 31, 2020; liquidation preference of $402,607 at December 31, 2020	—	319,913
Stockholders’ Equity/Members’ Deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized at December 31, 2021; zero shares issued and outstanding at December 31, 2021	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 79,734,984 shares issued and outstanding at December 31, 2021	88	—
Class B common units, no par value; unlimited units authorized, 51,492,805 units issued and outstanding at December 31, 2020	—	—
Additional paid-in capital	596,542	3,909
Accumulated deficit	(40,352)	(30,338)
Total stockholders’ equity/members’ deficit	556,278	(26,429)
Total liabilities, preferred units, and stockholders’ equity/members’ deficit	$1,025,893	$963,705
The accompanying notes are an integral part of the consolidated financial statements.

MERIDIANLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share/unit and per share/unit data)

	Year Ended December 31,
	2021	2020	2019
Revenues, net	$267,676	$199,340	$152,731
Cost of revenues:
Subscription and services	77,103	49,480	39,551
Amortization of developed technology	12,519	8,874	7,771
Total cost of revenues	89,622	58,354	47,322
Gross profit	178,054	140,986	105,409
Operating expenses:
General and administrative	85,160	54,640	59,536
Research and development	36,336	18,691	15,966
Sales and marketing	18,122	9,371	9,589
Loss on termination of financing obligation due to related party	—	5,755	—
Impairment of trademarks	—	5,362	—
Acquisition related costs	781	1,579	—
Total operating expenses	140,399	95,398	85,091
Operating income	37,655	45,588	20,318
Other (income) expense, net:
Other income	(49)	(41)	(16)
Interest expense, net	32,615	34,686	38,053
Loss on debt repayment and extinguishment	9,944	—	—
Total other expense, net	42,510	34,645	38,037
Income (loss) before provision for income taxes	(4,855)	10,943	(17,719)

Provision for (benefit from) income taxes	5,141	1,792	(5,115)
Net income (loss)	$(9,996)	$9,151	$(12,604)

Class A preferred return	(20,944)	(34,411)	(31,460)
Net loss attributable to common stockholders	$(30,940)	$(25,260)	$(44,064)

Weighted average common stock outstanding – basic and diluted	63,813,770	51,153,041	49,949,858
Net loss per share – basic and diluted	$(0.48)	$(0.49)	$(0.88)
The accompanying notes are an integral part of the consolidated financial statements.

MERIDIANLINK, INC.
CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
(in thousands, except share/unit amounts)

	Class A Preferred Units		Class B Common Units		Common Stock				Stockholders’ Equity / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit
Balance at January 1, 2019	321,173	$321,173	48,743,804	$3,244	—	$—	$—	$(26,727)	$(23,483)
Payment of Class A units cumulative preferred return	—	—	—	—	—	—	—	(22)	(22)
Vesting of Class B carried equity units	—	—	2,329,666	156	—	—	—	—	156
Repurchase of vested units	(353)	(353)	(340,675)	(2,029)	—	—	—	—	(2,029)
Share-based compensation expense	—	—	—	—	—	—	1,791	—	1,791
Net loss	—	—	—	—	—	—	—	(12,604)	(12,604)
Balance at December 31, 2019	320,820	$320,820	50,732,795	$1,371	—	$—	$1,791	$(39,353)	$(36,191)
Payment of Class A units cumulative preferred return	—	—	—	—	—	—	—	(136)	(136)
Vesting of Class B carried equity units	—	—	1,112,839	73	—	—	—	—	73
Repurchase of vested units	(907)	(907)	(352,829)	(1,444)	—	—	(723)	—	(2,167)
Share-based compensation expense	—	—	—	—	—	—	2,841	—	2,841
Net income	—	—	—	—	—	—	—	9,151	9,151
Balance at December 31, 2020	319,913	$319,913	51,492,805	$—	—	$—	$3,909	$(30,338)	$(26,429)
Payment of Class A units cumulative preferred return								(12)	(12)
Repurchase of vested units	(54)	(54)	(103,421)	(38)	—	—	(1,849)	—	(1,887)
Issuance of common stock in connection with initial public offering, net of underwriters’ discounts and commissions and issuance costs	—	—	—	—	10,000,000	10	242,084	—	242,094
Effect of Corporate Conversion (Note 1)	(319,859)	(319,859)	(52,112,904)	(9)	68,720,140	69	319,799	(6)	319,853
Issuance of common stock due to exercise of stock options	—	—	—	—	278,887	—	1,714	—	1,714
Vesting of restricted stock awards (formerly known as Class B carried equity units)	—	—	723,520	47	710,986	9	38	—	94
Vesting of restricted stock units	—	—	—	—	24,971	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	30,847	—	30,847
Net loss	—	—	—	—	—	—	—	(9,996)	(9,996)
Balance at December 31, 2021	—	$—	—	$—	79,734,984	$88	$596,542	$(40,352)	$556,278
The accompanying notes are an integral part of the consolidated financial statements.

MERIDIANLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(9,996)	$9,151	$(12,604)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,453	40,199	38,600
Provision for doubtful accounts	—	—	554
Amortization of debt issuance costs	3,413	1,758	1,774
Share-based compensation expense	30,736	2,841	1,791
Loss on disposal of fixed assets and termination of financing obligation	524	5,823	959
Impairment of trademarks	—	5,362	—
Loss on sublease liability	405	—	—
Loss on debt repayment and extinguishment	9,944	—	—
Other adjustments	(18)	—	—
Deferred income taxes	4,926	1,555	(5,189)
Changes in operating assets and liabilities:
Accounts receivable	1,619	(3,184)	(1,284)
Prepaid expenses and other assets	(5,726)	(2,058)	(1,347)
Related party receivable due from sellers of MeridianLink	—	—	(4,123)
Accounts payable	117	1,536	(5,241)
Accrued liabilities	(302)	2,650	8,273
Deferred revenue	3,834	1,923	(502)
Deferred rent	(94)	(77)	134
Net cash provided by operating activities	89,835	67,479	21,795
Cash flows from investing activities:
Acquisition, net of cash acquired – Teledata Communications, Inc.	—	(103,055)	—
Acquisition, net of cash acquired – TazWorks, LLC	(84,605)	(5,000)	—
Acquisition, net of cash and restricted cash acquired – Saylent Technologies, Inc.	(35,945)	—	—
Capitalized software additions	(4,906)	(3,196)	(2,689)
Purchases of property and equipment	(843)	(4,141)	(3,350)
Net cash used in investing activities	(126,299)	(115,392)	(6,039)
Cash flows from financing activities:
Repurchases of Class A Units	(54)	(907)	(353)
Repurchases of Class B Units	(1,887)	(2,167)	(2,029)
Proceeds from initial public offering, net of underwriters’ discounts and commissions	247,307	—	—
Proceeds from exercise of stock options	1,714	—	—
Payment due to effect of corporate conversion	(6)	—	—
Proceeds from long-term debt	535,000	—	60,000
Principal payments of long-term debt	(631,255)	(4,156)	(3,702)
Payments of debt issuance costs	(7,207)	—	(1,073)
Proceeds from financing obligation due to related party	—	—	9,290
Payments of financing obligation due to related party	—	(2,187)	(48)
Payments of Class A cumulative preferred return	(12)	(136)	(22)
Payments of deferred offering costs	(4,790)	(423)	—
Payments to sellers of MeridianLink	—	—	(12,862)
Payment to sellers of Saylent Technologies, Inc.	(775)	—	—
Payment to sellers of Teledata Communications, Inc	(2,142)	—	—
Holdback payment to sellers of MeridianLink	(25,665)	—	—
Net cash provided by (used in) financing activities	110,228	(9,976)	49,201
Net increase (decrease) in cash, cash equivalents and restricted cash	73,764	(57,889)	64,957
Cash, cash equivalents and restricted cash, beginning of period	39,881	97,770	32,813
Cash, cash equivalents and restricted cash, end of period	$113,645	$39,881	$97,770
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$113,645	$37,739	$97,770
Restricted cash	—	2,142	—
Cash, cash equivalents, and restricted cash	$113,645	$39,881	$97,770

MERIDIANLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for interest	$29,242	$33,179	$36,324
Cash paid for income taxes	306	137	130
Non-cash investing and financing activities:
Effect of corporate conversion (Note 1)	$319,868	$—	$—
Related party receivable net against holdback payment to prior shareholders	4,335	—	—
Deferred offering costs in prepaid expenses and other current assets at December 31, 2020 offsetting payments of deferred offering costs	423	—	—
Share-based compensation expense capitalized to software additions	111	—	—
Vesting of restricted stock awards and RSUs	94	—	—
Debt issuance costs included in accrued expenses	90	—	—
Purchases of property and equipment included in accounts payable and accrued expenses	81	98	1,157
Payable to seller in connection with acquisition of TazWorks	—	85,646	—
Deferred offering costs included in accounts payable and accrued expenses	—	572	—
Vesting of Class B Units	—	74	156
Tenant improvement allowance from landlord	—	—	486
Payment to sellers of MeridianLink offset against tenant improvement due to the Company	—	—	50

The accompanying notes are an integral part of the consolidated financial statements.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business
MeridianLink, Inc., and its wholly-owned subsidiaries, (collectively the “Company”) provides secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users. The Company sells its solutions to financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and consumer reporting agencies. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service (“SaaS”) model under which its customers pay subscription fees for the use of the Company’s solutions. The Company is controlled by its majority stockholder, which is represented by various investment funds of Thoma Bravo UBP, LLC and its affiliates (“Thoma Bravo”). The Company is headquartered in Costa Mesa, California, and has offices in Louisiana and Georgia.
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
Upon its conversion into a corporation, the Company converted each of its outstanding Class A preferred units (“Class A Units”) into a number of shares of common stock equal to the result of the accrued preferred return price per Class A Unit divided by the per share of common stock conversion price determined by the board of directors to be $25.50. The preferred return price for each Class A Unit was equal to the future value of $1,000 at a 9% interest rate compounded quarterly over the time passed since the issuance of such unit. Upon the Company’s conversion into a corporation, the outstanding Class A Units converted into an aggregate of 16,607,235 shares of common stock and were reclassified in to permanent equity. Additionally, all the outstanding Class B common units (“Class B Units”) converted into an aggregate of 53,646,668 shares of common stock on a one-for-one basis. At the time of the corporate conversion there were 1,533,763 of such shares that remained subject to future vesting and were not included in the outstanding shares. Following the Corporate Conversion, there were no units of Class A Units outstanding.
The effects of the events described in the preceding two paragraphs are collectively referred to as the “Corporate Conversion.”
Initial Public Offering and Reverse Stock Split
On July 30, 2021, the Company completed its initial public offering (“IPO”) through an underwritten sale of 13.2 million shares of its common stock, of which 10.0 million newly issued shares were sold by the Company at a price to the public of $26.00 per share. The Company received net proceeds of approximately $242.1 million after deducting approximately $17.9 million in underwriting discounts, commissions, and offering-related expenses.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
In connection with the listing of the Company’s common stock on the New York Stock Exchange (the “NYSE”), the Company entered into indemnification agreements with its directors and certain officers and employees that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors, officers, or employees.
In advance of the IPO, on July 16, 2021, the Company effected a 1-for-2 reverse unit split of the Company’s Class B Units, whereby every two Class B Units converted into one Class B Unit. All Class B Unit and per unit information included in the accompanying consolidated financial statements have been adjusted to reflect this reverse unit split for all periods presented. Following the Corporate Conversion, there were no units of Class B Units outstanding.
COVID-19
In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) outbreak as a pandemic. The Company's operating results depend significantly on the demand by customers. While the Company has not seen a significant negative impact on the demand for its subscription and services resulting from the COVID-19 outbreak as of the date of these financial statements, if the outbreak causes weakness in national, regional, and local economies that negatively impact the demand for services and/or increase bad debts, the Company's business, financial condition, liquidity, results of operations, and prospects could be adversely impacted. To date, the Company has not experienced any significant effects on our partners or bad debts related to customer receivables.
The “Coronavirus Aid, Relief and Economic Security (CARES) Act,” enacted in March 2020 in response to the pandemic, includes, among other things, provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company's income tax provision in 2020 and 2021. As of December 31, 2021, we have deferred $0.8 million of payments related to employer social security taxes, which will be due on December 31, 2022 and are included in accrued liabilities on the Company’s consolidated balance sheets.
In addition, as part of the Company’s acquisition of Teledata Communications, Inc. (“TCI”) in 2020, the Company assumed a $1.8 million liability within current portion of long-term debt, net of issuance costs and a $0.3 million liability within long-term debt, net of issuance costs, as of December 31, 2020 related to an outstanding preacquisition Paycheck Protection Program (“PPP”) loan. As a condition of the purchase agreement, the funds were escrowed to cover the outstanding loan balance in the event that TCI did not receive full forgiveness of the loan. The loan was forgiven by the Small Business Association (“SBA”) in June 2021. In August 2021, $2.1 million held in escrow and classified as restricted cash on the Company’s consolidated balance sheets was released to the sellers of TCI, which was a condition of the acquisition agreement.
The Company continues to evaluate market and economic conditions surrounding the COVID-19 pandemic as well as current and potential impacts on the Company’s business and financial position. Due to the unpredictable circumstances, however, the Company cannot reasonably estimate such impacts on future financial results at this time.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
Operating and Reportable Segment
The Company operates and manages its business and financial information on a consolidated basis for the purposes of evaluating financial performance and the allocation of resources. The Company's management determined that it operates in one operating and reportable segment that is focused exclusively on providing cloud-based digital solutions in the United States. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources, and assess performance. The Company's CODM is the chief executive officer. The results of operations provided to and analyzed by the CODM are at the consolidated level, and accordingly, key resource decisions and assessment of performance are performed at the consolidated level. The Company assesses its determination of operating segments at least annually.
The following table disaggregates the Company’s net revenues by solution type (in thousands):

	Year Ended December 31,
	2021	2020	2019
Lending Software Solutions	$176,793	$133,754	$113,296
Data Verification Software Solutions	90,883	65,586	39,435
Total	$267,676	$199,340	$152,731
Lending Software Solutions accounted for 66%, 67%, and 74% of total revenues for the years ended December 31, 2021, 2020, and 2019, respectively. Data Verification Software Solutions accounted for 34%, 33%, and 26% of total revenues for the years ended December 31, 2021, 2020, and 2019, respectively.
Business Combinations
The Company accounts for business combinations in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Transaction costs associated with business combinations are expensed as incurred and are included in acquisition related costs on the consolidated statements of operations. The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with management’s determination of the fair values of assets acquired and liabilities assumed in a business combination. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date, changes in the estimated fair values of the net assets recorded may change the amount of the purchase price allocated to goodwill. During the measurement period, which expires one year from the acquisition date, changes to any purchase price allocations that are material to the Company’s consolidated financial results will be adjusted prospectively.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, standalone selling price, and other revenue items requiring significant judgment; share-based compensation; the fair value of acquired intangibles; the capitalization of software development costs; the useful lives of property and equipment and long-lived intangible assets; impairment of goodwill and long-lived assets; and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.
Accounting policies and estimates that most significantly impact the presented amounts within these financial statements are further described below:
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. As of December 31, 2021 and 2020, cash consisted of checking deposit accounts and demand deposit accounts. As of December 31, 2021, cash equivalents included $60.0 million held in a money market fund. There were no cash equivalents held as of December 31, 2020.
Restricted Cash
Any cash that is legally or contractually restricted from immediate use is classified as restricted cash. The Company held no restricted cash as of December 31, 2021.
As of December 31, 2020, restricted cash included cash held in escrow to pay-off TCI’s outstanding PPP Loan in the event the loan was not forgiven by the SBA, as a part of the acquisition of TCI (see Note 11). The Company received notice in June 2021 that the entirety of the loan was forgiven by the SBA, and the Company subsequently released the cash held in escrow to the sellers of TCI in August 2021. As of December 31, 2020, prior to receiving forgiveness from the SBA, the corresponding liability was included within long- and short-term debt on the Company’s consolidated balance sheets.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The carrying amounts of most of the Company’s financial instruments, including cash and cash equivalents approximate fair value due to their high liquidity in actively quoted trading markets and their short maturities. The Company’s accounts receivable, related party receivable due from sellers of MeridianLink, accounts payable, accrued liabilities, related party liability due to sellers of MeridianLink, and deferred revenue approximate fair value due to their short maturities. The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt as of December 31, 2021 and 2020, based upon the interest rates that the Company believes it can currently obtain for similar debt, which is considered a level 2 input to determine fair value. Certain trademark intangible assets were recorded at fair value as of December 31, 2020 in connection with the Company’s impairment testing. The inputs used to measure the fair value of these assets are primarily unobservable inputs and, as such, considered Level 3 fair value measurements.
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
As of December 31, 2021, the Company did not have any customers that accounted for greater than 10% of accounts receivable or 10% of net revenues. As of December 31, 2020, there was one customer, Credit Plus, Inc., that accounted for approximately 15% of accounts receivable and 10% of net revenues.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable includes billed and unbilled receivables, net of allowance for doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Any increases or decreases to this allowance are charged or credited, respectively, as a bad debt expense to general and administrative expenses. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified.
The following table presents changes in the Company’s allowance for doubtful accounts:

	Year Ended December 31,
	2021	2020
Beginning Balance	$(641)	$(2,011)
Provision for doubtful accounts	—	—
Write offs, net	426	1,370
Ending Balance	$(215)	$(641)
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Expenditures for maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Gains or losses on disposal of property and equipment are recognized in the period when the assets are sold or disposed of and the related cost and accumulated depreciation is removed from the accounts.
Goodwill
The Company evaluates and tests the recoverability of goodwill for impairment at least annually, on October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. The Company performs the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. The Company has one reporting unit. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company tests for impairment by comparing the estimated fair value of the reporting unit with its carrying amount. The Company estimates the fair value of the reporting unit using a “step one” analysis using a fair-value-based approach based on the Company’s market capitalization or a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Any excess of the carrying amount of the reporting unit’s goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. No goodwill impairment was recorded during the years ended December 31, 2021, 2020, and 2019.
Research and Development and Capitalized Software
For development costs related to internal use software, such as the Company’s subscription offerings, the Company follows guidance of ASC 350-40, “Internal Use Software.” ASC 350-40 sets forth the guidance for costs incurred for computer software developed or obtained for internal use and requires companies to capitalize qualifying computer software development costs, which are incurred during the application development stage. Once the application development stage is reached, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. These capitalized costs are to be amortized on a straight-line basis over the expected useful life of the software of three years. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. For the years ended December 31, 2021, 2020, and 2019, the Company capitalized $5.0 million, $3.2 million, and $2.7 million respectively, related to internally developed software costs. Such capitalized costs related to developed technology are included within the intangible assets balance in the consolidated balance sheets.
Deferred Offering Costs
Costs directly related to the Company’s IPO were capitalized and recorded on the accompanying consolidated balance sheets until the IPO. These costs consisted of legal fees, accounting fees, and other applicable professional services incurred incrementally as a result of the IPO. After completion of the Company’s IPO, $5.2 million of deferred offering costs were reclassified to additional paid-in capital. As of December 31, 2020, $1.0 million of deferred offering costs were reported on the accompanying consolidated balance sheets within prepaid expenses and other current assets.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
No impairment of long-lived assets was recorded during the years ended December 31, 2021 or 2019. During 2020, the Company performed an impairment test of definite-lived trademarks which was triggered by the Company’s decision to rebrand certain products. Specifically, management made a decision to rebrand the LendingQB and LoansPQ products which were replaced by the “MeridianLink” branded product line. As a result of the rebranding decision in December 2020, which was determined to be a triggering event, the Company recorded an impairment equal to the majority of the value of the LendingQB and LoansPQ trademarks carrying values of $5.4 million, which is included in the impairment of trademarks line on the accompanying consolidated statements of operations. No other impairments of long-lived assets were recorded during the year ended December 31, 2020.
Cumulative Preferred Return
Prior to the Corporate Conversion, Class A preferred unitholders were entitled to a cumulative preferred return, as disclosed further in Note 6. At each reporting period-end, the Company evaluated whether the Class A Units were considered currently redeemable or probable of becoming redeemable in accordance with ASC 480-10, “Distinguishing Liabilities from Equity,” based on the facts and circumstances of the deemed liquidation events that would give rise to the redemption of the units. In accordance with the prescribed accounting literature, the Company would not record the cumulative preferred return in the consolidated financial statements until the Company determined that such units were probable of becoming redeemable.
Upon the Corporate Conversion, the Company converted each of its outstanding Class A Units into a number of shares of common stock equal to the result of the accrued preferred return price per Class A Unit divided by the conversion price per share of common stock, as determined by the board of directors. Following the Corporate Conversion, there were no units of Class A Units outstanding. See Note 1 for further information on the Corporate Conversion.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Professional Services Revenues
The Company offers implementation, consulting, and training services for the Company’s software solutions and SaaS offerings. Revenues from services are recognized in the period the services are performed, provided that collection of the related receivable is probable.
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
The following table disaggregates the Company’s net revenues by major source (in thousands):

	Year Ended December 31,
	2021	2020	2019
Subscription fees	$235,489	$177,039	$137,585
Professional services	22,707	16,301	11,477
Other	9,480	6,000	3,669
Total revenues	$267,676	$199,340	$152,731
Significant Judgments
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in the new revenue standard. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgments include whether the series guidance under ASC 606 is applicable to the Company’s subscription services and whether implementation and training services represent distinct performance obligations. The Company has contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, the Company accounts for distinct individual performance obligations separately by allocating the contract’s total transaction price to each performance obligation in an amount based on the relative standalone selling price (“SSP”) of each distinct good or service in the contract.
In determining whether SaaS services are distinct, we considered whether the series guidance applies to the Company’s subscription services. The Company considered various factors including that substantially all the Company’s SaaS arrangements involve the transfer of a service to the customer, which represents a performance obligation that is satisfied over time because the customer simultaneously receives and consumes the benefits of the services provided. Customer support services, forms maintenance, and subscription services are considered a series of distinct services that are accounted for as a single performance obligation, as the nature of the services are substantially the same and have the same pattern of transfer (i.e., distinct days of service). For these contracts, the Company allocates the ratable portion of the consideration to each period based on the services provided in such period.
In determining whether implementation services are distinct from subscription services, the Company considered that there is not a significant level of integration between implementation and subscription services. Further, implementation services in our contracts provide benefits to the customer with other readily available resources, and the implementation services generally are not interdependent with the SaaS subscription services. Therefore, implementation services are generally accounted for as a separate performance obligation, as they represent distinct services that provide benefit to the customer apart from SaaS services.
Consulting and training services are generally considered a separate performance obligation as they are considered distinct services that provide a benefit to the customer on their own.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The changes in the Company’s deferred revenue as of December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred revenue, beginning balance	$10,873	$7,841
Billing of transaction consideration	271,510	202,372
Revenue recognized	(267,676)	(199,340)
Deferred revenue, ending balance	$14,707	$10,873
Assets Recognized from Costs to Obtain a Contract with a Customer
The Company capitalizes sales commissions related to its customer agreements because the commission charges are so closely related to the revenues from the noncancellable customer agreements that they should be recorded as an asset and charged to expense over the expected period of customer benefit. The Company capitalizes commissions and bonuses for those involved in the sale of our SaaS offerings, including direct employees and indirect supervisors, as these are incremental to the sale. The Company begins amortizing deferred costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit, which the Company estimates to be three years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology. Current costs are included in prepaid expenses and other current assets, and non-current costs are included in other assets on the accompanying consolidated balance sheets. There was no impairment of assets related to deferred commissions during the years ended December 31, 2021, 2020, and 2019.
The Company applies a practical expedient to expense costs to obtain a contract with a customer, as incurred, when the amortization period would have been one year or less.
The following table represents the changes in contract cost assets (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$3,207	$1,635
Additions	4,136	2,268
Amortization	(1,508)	(696)
Ending balance	$5,835	$3,207
Contract cost assets, current	2,402	1,256
Contract cost assets, noncurrent	3,433	1,951
Total deferred contract cost assets	$5,835	$3,207
Cost of Revenues
Cost of revenues consists primarily of salaries and other personnel-related costs, including employee benefits, bonuses, and share-based compensation, for employees providing services to our customers. This includes the costs of our implementation, customer support, data center, and customer training personnel. Cost of revenues also includes the direct costs from third-party services included in our solutions, an allocation of general overhead costs, and the amortization of developed technology. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.
Marketing Costs
Marketing costs are expensed as incurred. Advertising and trade show expenses were $1.0 million, $0.4 million, and $0.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. Advertising and trade show expenses are included in sales and marketing expenses in the accompanying consolidated statements of operations.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Deferred Financing Fees
Deferred financing fees represent fees and other direct incremental costs incurred in connection with the Company's debt. Deferred financing fees related to the Company’s term loan are netted against the Company's debt. Deferred financing fees related to the Company’s revolving credit facility are included in prepaid expenses and other current assets, and other assets. These amounts are amortized into interest expense over the estimated life of the debt using the effective interest method for the Company’s term loan and using the straight line method for the Company’s revolving credit facility.
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
Share-Based Compensation
The Company accounts for share-based compensation by estimating the fair value of share-based payment awards at the grant date. The Company estimates the fair value of its share-based options using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period.

Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, fair value per share, share price volatility, risk free interest rates, and the expected dividend yield of the Company’s common stock. Prior to the Company’s IPO, the Company utilized an independent valuation specialist to assist with the Company’s determination of the fair value per share. The methods used to determine the fair value per share included discounted cash flow analysis, comparable public company analysis, and comparable acquisition analysis. Starting in the third quarter of 2020 and until the Company’s IPO, the probability-weighted expected return method was used and considered multiple exit scenarios, including a near term IPO. The assumptions used in calculating the fair value of share-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, share-based compensation expense could be materially different in the future.

The Company accounts for forfeitures when they occur. The Company has elected to recognize share-based compensation expense for service-based awards on a straight-line basis over the service vesting period. The Company recognizes compensation expense for awards subject to performance conditions using the graded attribution method.
Income Taxes
The Company accounts for income taxes using the assets and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid, or refunds received, as provided for under currently enacted tax law. Changes in deferred tax assets and liabilities are recorded in the provision for (benefit from) income taxes.
The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is subsequently determined that deferred tax assets would be more likely than not realized in the future, in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized which includes (a) the tax position must be evaluated to determine the likelihood that it is more likely than not of being sustained based solely on the technical merits of the position, and if so, (b) the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The benefit from income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.
The Company reports tax related interest and penalties, if any, as income tax expense. There were no material interest or penalties recorded for the years ended December 31, 2021, 2020, or 2019.
Net Loss Per Share
Basic net loss per share was computed by dividing the net loss attributable to the common stockholders by the weighted average number of common stock outstanding during the period, without the consideration for potential dilutive common stock. For the purpose of calculating basic net loss per share for the years ended December 31, 2021, 2020, and 2019, the Company adjusted net income or loss for cumulative dividends on the Class A Units that had accrued through the reporting period end date for 2020 and 2019 and through the date of the Corporate Conversion on July 27, 2021. Net loss attributable to common stockholders is computed by deducting the dividends accumulated for the period on cumulative preferred units from net income or loss. If there was a net loss, the amount of the loss is increased by those preferred dividends.
For the purpose of calculating basic weighted average number of common stock outstanding during the years ended December 31, 2021, 2020, and 2019, the Company retroactively reflected the effects of the Corporate Conversion with respect to the outstanding Class B common units, which converted into common stock on a one-for-one basis. The conversion of the Company’s Class A Units into common stock was included in the basic weighted average number of common stock outstanding upon the date of the Corporate Conversion on a prospective basis during the year ended December 31, 2021.
Diluted net loss per share was computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Due to a net loss after adjusting for the cumulative dividends on the preferred units in the periods presented, all otherwise potentially dilutive securities were antidilutive. Accordingly, basic net loss per share equals diluted net loss per share for all periods presented in the accompanying consolidated financial statements.
Accounting Pronouncements Recently Adopted
ASU 2018-15, “Intangibles, Goodwill and Other (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract,”
Accounting Standard Update (“ASU”) 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC 350-40.
The Company adopted this standard update prospectively during Q4 2021 for the fiscal year ended December 31, 2021. Capitalized deferred implementation costs for cloud computing arrangements were $0.4 million upon adoption and are included in prepaid expenses and other current assets and other assets on the Company’s consolidated balance sheets. Amounts capitalized are amortized as general and administrative expenses and cost of sales on the consolidated statements of operations. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,”
ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard is effective for the Company for interim and annual reporting periods beginning after December 15, 2022; early adoption is permitted.
The Company elected to early adopt this standard effective January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements and disclosures.
Recent Accounting Pronouncements Not Yet Adopted
ASU 2016-02, “Leases (Topic 842)”
The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. The new standard provides for a modified retrospective approach which requires recognition at the beginning of the earliest comparative period presented of leases that exist at that date, as well as adjusting equity at the beginning of the earliest comparative period presented as if the new standard had always been applied. In July 2018, the FASB issued ASU 2018-11, which provides an additional transition method. Under the additional transition method, an entity initially applies the new lease guidance at the adoption date (rather than at the beginning of the earliest period presented). Therefore, an entity which elects the additional transition method would apply Topic 840 in the comparative periods and recognize the effects of applying Topic 842 as a cumulative adjustment to retained earnings as of the adoption date. If an entity elects the new transition method, it is required to provide the Topic 840 disclosures for all prior periods presented that remain under the legacy lease guidance.
The Company intends to adopt the new standard on January 1, 2022, utilizing the optional transition approach to not apply Topic 842 in the comparative periods presented. Additionally, the Company intends to elect the package of practical expedients to not (1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. The Company anticipates the most significant impact will be related to its long-term office space leases that will result in the recognition of a right of use asset and related liability of approximately $2.6 million and $3.4 million, respectively, on the Company’s consolidated balance sheets. The Company does not anticipate the adoption of the standard to have a material impact on the Company's consolidated statements of operations.
ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”
The amendments in this ASU require that an acquirer recognizes and measures contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 rather than at fair value. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted.
The Company plans to early adopt the new standard on January 1, 2022 prospectively, for business combinations that occur subsequent to the adoption date. The Company does not anticipate this adoption to have an impact on the Company’s consolidated financial statements.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”
Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life.
ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; early adoption is permitted. The Company intends to adopt the new standard as of January 1, 2023 as a cumulative effect adjustment to retained earnings. The Company is in the early stages of evaluating the effect of this guidance on its consolidated financial statements and disclosures.
ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”
The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation and the recognition of deferred tax liabilities for outside basis differences, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For the Company, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The Company is currently evaluating the timing of and impact of this guidance on the Company's consolidated financial statements.
ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
ASU 2020-04 provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates, such as the London Inter-Bank Offered Rate (LIBOR), which regulators in the United Kingdom have announced will be phased out starting in 2021. The expedients and exceptions provided by ASU 2020-04 are for the application of U.S. GAAP to contracts, hedging relationships, and other transactions affected by the rate reform, and will not be available after December 31, 2022, other than for certain hedging relationships entered into before December 31, 2022. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022, as noted above). The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
Note 3 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31, 2021	As of December 31, 2020
Prepaid expenses	$6,752	$2,938
Contract cost assets – current	2,402	1,256
Deferred offering costs	—	995
Prepaid income taxes	—	196
Others	244	427
Total prepaid expenses and other current assets	$9,398	$5,812

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of December 31, 2021	As of December 31, 2020
Computer equipment and software	$7,995	$7,317
Leasehold improvements	2,994	2,953
Office equipment and furniture	1,378	1,683
Construction in progress	—	3
Total	12,367	11,956
Less: Accumulated depreciation	(6,378)	(4,356)
Property and equipment, net	$5,989	$7,600
Depreciation expense amounted to $2.3 million, $2.5 million, and $2.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company disposed of office furniture that resulted in a loss of $0.5 million and $0.1 million during the years ended December 31, 2021 and 2020, respectively, as well as a software development project that resulted in a loss of $0.8 million for the year ended December 31, 2019. The losses are included in general and administrative expenses in the accompanying consolidated statements of operations.

On October 31, 2020, the Company terminated one of its office leases that had been accounted for as a financing obligation (see Note 4). The termination resulted in the disposal of property and equipment and related assets of $12.8 million, the write off of the $9.1 million financing obligation liability due to related party, and a termination fee of $2.1 million. The total loss of $5.8 million is included in operating expenses in the accompanying consolidated statements of operations.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$328,600	$(99,320)	$229,280
Developed technology	74,800	(29,207)	45,593
Trademarks	24,175	(7,474)	16,701
Non-competition agreements	600	(225)	375
Capitalized software	10,902	(4,254)	6,648
Total intangible assets, net	$439,077	$(140,480)	$298,597

	As of December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$322,800	$(66,750)	$256,050
Developed technology	69,000	(19,275)	49,725
Trademarks	22,675	(4,637)	18,038
Capitalized software	5,887	(1,668)	4,219
Total intangible assets, net	$420,362	$(92,330)	$328,032

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The estimated useful lives and weighted average amortization periods for intangible assets at December 31, 2021 and December 31, 2020 were as follows:

Weighted Average Amortization Period
Customer relationships	10-15 years
Developed technology	5-10 years
Trademarks	10 years
Non-competition agreements	2 years
Capitalized software	3 years
Amortization expense related to intangible assets was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of sales	$12,519	$8,874	$7,771
General and administrative expense	35,631	28,809	28,173
Total amortization expense	$48,150	$37,683	$35,944
The estimated future amortization of intangible assets as of December 31, 2021 was as follows (in thousands):

Years ending December 31,
2022	$48,943
2023	47,009
2024	45,099
2025	40,367
2026	37,514
Thereafter	79,665
Total amortization expense	$298,597
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of
	December 31, 2021	December 31, 2020
Accrued bonuses	$6,708	$5,423
Accrued payroll and payroll-related expenses	8,522	7,305
Sales tax liability from acquisitions	2,939	2,739
Accrued costs of revenues	2,217	1,988
Accrued operating costs	2,099	1,609
Other accrued expenses	2,182	2,006
Total accrued liabilities	$24,667	$21,070

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
One lease is with a related party with a term date of December 2022. The monthly payments during each of the years ended December 31, 2021, 2020, and 2019 were $0.1 million. The monthly payments are subject to annual increases.
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
The Company terminated one of its leased office spaces in July 2021, resulting in a total loss of $0.9 million. The loss includes $0.6 million in termination fees and $0.3 million from the disposal of related assets. The loss is included in general and administrative expense on the consolidated statements of operations for the year ended December 31, 2021.
As of December 31, 2021, the Company’s future lease obligations totaled approximately $0.5 million, which were reduced for estimates for sublease rental income of $0.3 million, resulting in a net lease termination liability balance of $0.2 million. The Company also recorded a loss on contract termination of $0.4 million and a loss on disposal of assets of $0.1 million during the year ended December 31, 2021. Both losses were included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2021. In connection with the lease termination liability, the Company removed approximately $0.1 million of deferred rent on the original lease.
Changes to accrued lease termination liability were as follows (in thousands):

As of December 31, 2021
Accrued termination costs, January 1, 2021	$—
Additions to lease termination liability	455
Lease amounts paid, net of sublease income	(222)
Accrued termination costs, current (included in accrued liabilities) December 31, 2021	$233

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Future minimum lease payments under these noncancellable operating leases, and expected sublease receipts, as of December 31, 2021 were as follows (in thousands):

	Related Party	Third Party	Sublease Receipts	Total
Years Ending December 31,
2022	$875	$736	$(293)	$1,318
2023	—	753	—	753
2024	—	722	—	722
2025	—	319	—	319
2026	—	244	—	244
Thereafter	—	—	—	—
Total future minimum lease payments	$875	$2,774	$(293)	$3,356
Rent expense has been recorded in the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019 as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$735	$743	$1,100
General and administrative	186	321	445
Research and development	472	464	639
Sales and marketing	207	178	218
Total rent expense	$1,600	$1,706	$2,402
See Note 9, Related Party Transactions.
Financing Obligation Due to Related Party
The Company entered into a sale-leaseback transaction on April 29, 2019 for one of its office properties, in which the Company was involved in the construction of significant changes to the existing building and was considered the continued owner of the building for accounting purposes. Under the terms of the lease and based on certain prohibited forms of continuing involvement in the leased assets, the lease did not qualify for sale-leaseback accounting and was accounted for as a financing obligation.
The financing obligation was equal to the proceeds received for the assets that were sold and then leased back. Prior to the lease termination, the current portion of the financing obligation was included in accrued expenses and the non-current portion was included in financing obligation in our consolidated balance sheets.
The lease provided for the lease of land, building, and leasehold improvements on the building. The lease provided for an initial term of fifteen years with no purchase option. On October 31, 2020, the Company terminated the lease. The termination resulted in the disposal of property and equipment and related assets of $12.8 million, the write off of the $9.1 million financing obligation liability due to related party, and a termination fee of $2.1 million. A loss of $5.8 million was recorded upon the termination.
Prior to termination, a portion of the periodic lease payments under the lease were recognized as interest expense with the remainder of the lease payment reducing the financing obligation using the effective interest method.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
For the year ended December 31, 2019, the Company made payments related to this financing obligation of $0.4 million, of which, $0.3 million was recognized as interest expense and $0.1 million was recorded as a reduction of the $9.2 million financing obligation. In 2020, through termination, the Company made payments related to this financing obligation of $0.4 million, of which, $0.4 million was recognized as interest expense and $0.1 million was recorded as a reduction of the financing obligation.
As the lease was terminated in October 2020, there was no financing obligation recorded as of December 31, 2021 or 2020.
Note 5 – Long-Term Debt
Long-term debt consisted of the following (in thousands):

	As of December 31, 2021	As of December 31, 2020
2021 Term loan	$435,000	$—
2018 First lien	—	406,255
2018 Second lien	—	125,000
Paycheck Protection Program loan (1)	—	2,142
Total principal payments due	435,000	533,397
Debt issuance costs	(7,490)	(13,565)
Total debt, net	$427,510	$519,832
Less: Current portion of long-term debt
2021 Term loan	$3,263	$—
2018 First lien	—	4,156
Paycheck Protection Program loan	—	1,785
Debt issuance costs	(1,124)	(2,986)
Total current portion of long-term debt, net	2,139	2,955
Total non-current portion of long-term debt, net	$425,371	$516,877
______________
(1)See Note 2 for discussion related to the Paycheck Protection Program loan.
Total amortization of deferred financing fees was $3.4 million, $1.8 million, and $1.8 million for the years ended December 31, 2021, 2020, and, 2019, respectively. Total interest expense, excluding amortization of deferred financing fees, was $29.2 million, $32.8 million, and $36.4 million for the years ended December 31, 2021, 2020, and, 2019, respectively.
2021 Credit Agreement
On November 10, 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), which provides for a term loan facility (the “2021 Term Loan”) in an aggregate principal amount of $435.0 million, and a revolving credit facility (the “2021 Revolving Credit Facility”) in an aggregate principal amount of $50.0 million, inclusive of a $10.0 million letter of credit sub-facility. The Company used the proceeds from the 2021 Term Loan to pay all outstanding amounts due under the Company’s existing 2018 First Lien (as defined below) plus certain fees and expenses. The 2021 Term Loan and 2021 Revolving Credit Facility mature on November 10, 2028 and November 10, 2026, respectively. The Company has not drawn on the 2021 Revolving Credit Facility as of December 31, 2021.
The obligations under the 2021 Credit Agreement are secured by a lien on substantially all tangible and intangible property of the Company, subject to customary exceptions, limitations, and exclusions from the collateral.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The 2021 Credit Agreement contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require the Company to satisfy a financial covenant, and restricts or limits the ability of the Company to grant or incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales, and declare dividends on its capital stock, subject in each case to certain customary exceptions. A failure to comply with certain covenants could permit the lenders to declare the 2021 Term Loan, and any then outstanding borrowings on the 2021 Revolving Credit Facility, together with accrued interest and fees thereon, to be immediately due and payable. The Company was in compliance with all financial covenants of the 2021 Credit Agreement at December 31, 2021.
2021 Term Loan
Borrowings under the 2021 Term Loan bear interest at a variable rate, elected by the Company, equal to the Base Rate (as defined in the 2021 Credit Agreement) or the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement), plus, an initial margin based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined by the 2021 Credit Agreement), which was 3.00% at December 31, 2021. Beginning in June 2022, the Company is required to make quarterly principal payments equal to 0.25% of the original principal, with the remainder due at maturity.
Debt issuance costs of $7.6 million were included as a reduction of the debt balance on the consolidated balance sheets and are amortized into interest expense over the contractual life of the loans using the effective interest method. Included in the debt issuance costs were $4.8 million incurred in connection with the 2021 Term Loan, and $2.8 million carried forward from the 2018 First Lien (as defined below). The Company recognized $0.2 million of amortization of debt issuance costs for the 2021 Term Loan during the year ended December 31, 2021. The effective interest rate on the 2021 Term Loan was 3.8% as of December 31, 2021.
2021 Revolving Credit Facility
Borrowings under the 2021 Revolving Credit Facility bear interest, at the election of the Company, at a rate equal to the Base Rate (as defined in the 2021 Credit Agreement) or the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement), plus, in each case, the Applicable Rate (as defined in the 2021 Credit Agreement), which shall vary based on the Company’s Consolidated First Lien Net Leverage Ratio.
In connection with the 2021 Revolving Credit Facility, the Company incurred $0.5 million in debt issuance costs. Expenses associated with the issuance of the revolving credit facility are presented in the accompanying consolidated balance sheets in prepaid expenses and other current assets and other assets, and are amortized to interest expense over the life of the 2021 Revolving Credit Facility using the straight-line method.
The 2021 Revolving Credit Facility also requires a quarterly commitment fee based on the Company’s consolidated first lien net leverage ratio. As of December 31, 2021, the applicable rate was 0.5%, which was applied against the $50.0 million unused revolving credit facility balance.
2018 Credit Agreements
The 2018 Credit Agreements included the First Lien Credit Agreement, as amended (“2018 First Lien”), the Second Lien Credit Agreement, as amended (“Second Lien”), and a revolving credit facility (“2018 Revolving Credit Facility”). During 2018, Project Angel Holdings, LLC, Project Angel Intermediate Holdings, LLC, and the entity now known as ML California Sub, Inc (collectively, the “Borrowers”), all wholly owned subsidiaries of MeridianLink, entered into the 2018 credit agreements described below.
During the year ended December 31, 2021, all amounts due under the 2018 First Lien and Second Lien were repaid, and the 2018 Revolving Credit Facility was replaced with the 2021 Revolving Credit Facility.
In connection with 2018 First Lien and Second Lien term loans, the Borrowers initially incurred $16.2 million in issuance costs. In connection with the 2018 Revolving Credit Facility, the Borrowers initially incurred $1.0 million in issuance costs.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
2018 First Lien
The 2018 First Lien originally consisted of a $315.0 million term loan, itself consisting of a $245.0 million initial term loan and a delayed draw term loan of $70.0 million, as well as a $35.0 million revolving credit facility. The 2018 First Lien term loan bore interest at a rate per annum equal to LIBOR, with a base rate of 1.0%, plus 3.75% (which was 4.75% at December 31, 2020), and had a maturity date of May 31, 2025. Prior to the July 2021 repayment (as defined below), the 2018 First Lien term loan required quarterly principal payments equal to 0.25% of the original principal, with the remainder due at maturity. In connection with and subsequent to the July 2021 repayment, quarterly principal payments were no longer required, and the balance was due upon maturity.
On October 7, 2019, the Borrowers amended the 2018 First Lien and borrowed an additional $60.0 million (“2019 Incremental Term”) to make a seller holdback payment and to pay fees and expenses incurred in connection with the 2019 Incremental Term debt. In connection with the 2019 Incremental Term debt, the Borrowers incurred $1.1 million in expenses, of which $1.0 million and $0.1 million related to lender fees and third-party fees, respectively.
On January 12, 2021, the Borrowers amended the 2018 First Lien and borrowed an additional $100.0 million (“2021 Incremental Term”) primarily to fund the TazWorks, LLC (“TazWorks”) acquisition. In connection with the 2021 Incremental Term debt, the Borrowers incurred $2.2 million in expenses, of which approximately $2.0 million and $0.2 million related to lender fees and third-party fees, respectively.
In July 2021, the Company utilized a portion of the net proceeds received from the IPO to repay $75.0 million of the borrowings outstanding under the 2018 First Lien credit agreement. In connection with the repayment, the Company removed a proportionate amount of debt issuance costs, resulting in a $1.6 million loss on debt repayment.
In November 2021, the Company utilized the proceeds from the 2021 Term Loan to repay all borrowings outstanding under the 2018 First Lien of $428.7 million. In connection with the repayment, the Company recognized $5.3 million loss on debt extinguishment, which represented the majority of the then-unamortized debt issuance costs related to lenders that did not participate in the 2021 Term Loan.
Second Lien
The Second Lien consisted of a term loan of $125.0 million, itself consisting of a $95.0 million initial term loan and a delayed draw term loan of $30.0 million. The Borrowers borrowed $95.0 million on May 31, 2018 and $30.0 million on June 7, 2018. The Second Lien term loan required interest only payments, bore interest at a rate per annum equal to LIBOR, with a base rate of 1.0%, plus 8.0% (which was 9.0% at December 31, 2020), and had a maturity date of May 29, 2026. The Second Lien was fully repaid in connection with the July 2021 repayment.
In July 2021, the Company utilized a portion of the net proceeds received from the IPO to repay all the borrowings outstanding under the Second Lien credit agreement of $125.0 million. All debt issuance costs associated with the Second Lien were removed due to the July 2021 debt repayment, resulting in a loss on debt repayment of $2.8 million.
2018 Revolving Credit Facility
The 2018 Revolving Credit Facility included a $5.0 million sub-limit for the issuance of letters of credit. The 2018 Revolving Credit Facility bore interest at a rate per annum equal to LIBOR plus 3.5% and had a maturity date of May 31, 2023. As of December 31, 2020, there were no borrowings on the 2018 Revolving Credit Facility, which bore interest at a rate of 4.25% as of December 31, 2020.
The 2018 Revolving Credit Facility also required a quarterly commitment fee based on the Borrower's consolidated first lien net leverage ratio. As of December 31, 2020, the applicable rate was 0.375%, which was applied against the $35 million unused revolving credit facility balance.
In connection with the 2021 Credit Agreement, the 2018 Revolving Credit Facility was terminated resulting in a $0.2 million loss on debt extinguishment, which represented the majority of the then-unamortized debt issuance costs related to lenders that did not participate in the 2021 Revolving Credit Facility.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Future Principal Payments
Future principal payments of long-term debt as of December 31, 2021 were as follows (in thousands):

Years ending December 31,
2022	$3,263
2023	4,350
2024	4,350
2025	4,350
2026	4,350
Thereafter	414,337
Total	$435,000
Note 6 – Preferred Units and Stockholders’ Equity / Members’ Deficit
Prior to the Corporate Conversion, the Company operated subject to the terms and conditions of the amended and restated Project Angel Parent, LLC Limited Liability Company Agreement (the “Members’ Agreement”) dated May 31, 2018. The membership interests were represented by two classes: Class A Units and Class B Units. Under the Members’ Agreement, there was an unlimited number of Class A Units and Class B Units that could be issued. The Company’s board of directors had the sole authority and right to manage the business and affairs of the Company and to make all decisions and take all actions for the Company, except for certain exceptions defined within the Members’ Agreement.
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
Liquidation Preference—The Class A preferred unitholders were entitled to liquidation preference over Class B Units. The distribution would first be made to the Class A Unpaid Return on such unitholder's outstanding Class A Units until the Class A Unpaid Return was zero, and then to the Class A Unreturned Capital (at $1,000 per unit) with respect to such unitholder's Class A Units held until the Class A Unreturned Capital was zero. Any remaining amounts would be distributed pro rata among holders of Class B Units based on the outstanding Class B Units held at the time of such distribution. Therefore, all Class A unitholders had first priority with regard to any distributions made by the Company to its unitholders, whether the result of a liquidation event (such as a sale or dissolution of the Company) or the result of a distribution elected by the board of directors of the Company. The liquidation preference provisions related to the Class A Units were considered contingent redemption provisions, and the deemed liquidation events were not solely within the control of the Company, such as a sale or change in control of the Company. Accordingly, the Company has presented the Class A Units within the mezzanine portion of the accompanying consolidated balance sheet. However, the Class A Units were not considered currently redeemable because redemption was contingent on the sale of the Company (or similar change of control event), whereas the identification of a market participant willing to purchase the Company for consideration in an amount sufficient to distribute the redemption amount to the holders of the Class A Units was not considered probable. As a result, the Company has not recorded the Preferred Return on the Class A Units within the accompanying consolidated statements of preferred units and stockholders’ equity / members' deficit.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
Class B Units
As of December 31, 2020, there were 51,492,805 units of Class B Units issued and outstanding. Class B Units did not have voting, approval, or consent rights under the Members’ Agreement. No distribution would be made on Class B Units, unless and until the distributions were made to holders of Class A Units and any remaining amounts to be distributed pro rata among holders of Class B Units based on the Class B Units held as of the time of such distribution. Certain Class B Units, including Carried Equity Units (as defined below) were subject to repurchase by the Company, Thoma Bravo, or another related party upon the unitholder's termination. Refer to Note 7 for further information regarding the Company's repurchase rights on the Class B Units, including the nature and classification of certain Class B Units on the consolidated balance sheets.
Common Stock and Preferred Stock
Upon the Corporate Conversion, the Company filed its certificate of incorporation in the State of Delaware on July 27, 2021, whereby the Company’s authorized capital stock consists of 650,000,000 shares of capital stock, $0.001 par value per share, of which 600,000,000 shares are designated as common stock and 50,000,000 shares are designated as preferred stock.
Upon the Company’s Corporate Conversion, the Company converted each of its outstanding Class A Units into a number of shares of common stock equal to the result of the accrued preferred return price per Class A Unit divided by the conversion price per share of common stock determined by the board of directors of $25.50. The preferred return price for each Class A Unit was equal to the future value of $1,000 at a 9% interest rate compounded quarterly over the time passed since the issuance of such unit. Upon the Company’s Corporate Conversion, the outstanding Class A Units converted into an aggregate of 16,607,235 shares of common stock and were reclassified into permanent equity. Subsequent to the Corporate Conversation, there were no Class A Units outstanding. Additionally, all the outstanding Class B Units converted into an aggregate of 53,646,668 shares of common stock on a one-for-one basis. There are 691,270 of such shares that remain subject to future vesting and are not included in the outstanding shares as of December 31, 2021.
As of December 31, 2021, there were 79,734,984 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
Note 7 – Share-Based Compensation
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
In addition, under the 2018 Plan, in 2019, the Company issued 746,744 of Class B Units at a price of $0.06 per unit, to employees, directors, and officers of the Company (the “Carried Equity Units”). No additional units were granted during the periods ended December 31, 2021 and 2020. The Carried Equity Units were subject to vesting based on (1) the participant’s continued service to the Company over a period of approximately one to four years and/or (2) the Company achieving annual EBITDA targets. As the Carried Equity Units were unvested on the date of issuance, the cash received by the Company from the participant’s purchase of the Carried Equity Units is included in accrued expenses on the accompanying consolidated balance sheets and such liability is reduced over time as vesting occurs. The number of units vested during the year ended December 31, 2020 was 1,112,839. The liability balance as of December 31, 2020 related to the unvested Carried Equity Units was $0.2 million. As of December 31, 2020, the unvested Carried Equity Units amounted to 2,700,948 units. None of the Carried Equity Units were cancelled or forfeited during the year ended December 31, 2020. The Carried Equity Units were also subject to repurchase by the Company, Thoma Bravo, or another related party upon the participant’s termination. Unvested Carried Equity Units were subject to repurchase at the lower of the participant’s original cost for such unit or the fair market value of such unit.
Vested Carried Equity Units were subject to repurchase at the fair market value of such unit; provided, however, that if the participant is terminated for cause, the repurchase price for each vested unit shall be the lesser of the participant’s original cost for such unit and the fair market value of such unit.

The Company recognized approximately $0.6 million in share-based compensation expense during the year ended December 31, 2020, for Carried Equity Units related to the excess of fair value per unit on date of issuance over the $0.06 per unit purchase price paid by the participants, which has been recognized as additional compensation expense attributable to the participants.
The effects on the Carried Equity Units resulting from the Corporate Conversion and the completion of the Company’s IPO, including the related balances as of December 31, 2021, and activity during the year ended December 31, 2021, are disclosed below in the section titled “Restricted Stock Awards.”
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
A summary of stock option activity during the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands, except options, price per option, and term amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding – January 1, 2019	—	$—		$—
Granted	2,757,696	6.06
Exercised	—
Forfeited	—
Outstanding – December 31, 2019	2,757,696	$6.06	9.70	$—
Granted	412,000	7.89
Exercised	—
Forfeited	—
Outstanding – December 31, 2020	3,169,696	$6.30	8.80	$38,108
Granted	1,584,805	25.78
Exercised	(278,887)	6.15
Forfeited	(218,802)	19.76
Outstanding – December 31, 2021	4,256,812	$13.05	8.44	$42,429
Vested and expected to vest in the future at December 31, 2021	4,256,812	13.05	8.44	42,429
Exercisable at December 31, 2021	2,248,462	$6.27	8.03	$34,417

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The total fair value of options that vested during the years ended December 31, 2021, 2020, and 2019 was $12.4 million, $1.9 million, and $0, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $5.3 million and none, respectively. The fair value of all time-based service options and performance-based options granted was estimated using a Black-Scholes option pricing model with the following assumptions:
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
The following assumptions were used by the Company to record compensation expense for performance-based and time-based options granted during the years ended December 31, 2021, 2020, and 2019 (dollars in thousands, except per option amounts):

	Year Ended December 31,
	2021	2020	2019
Aggregate grant date fair value of options granted	$23,111	$1,063	$2,648
Assumptions for option valuation:
Expected volatility	62.0%	61.0-66.0%	61.0-66.0%
Expected dividend yield	—%	—%	—%
Expected risk-free interest rate	0.2-0.9%	0.2-0.8%	1.4-1.9%
Expected term of options	3 – 6 years	3 – 6 years	4 – 6 years
Maximum contractual term	10 years	10 years	10 years
Weighted average grant date fair value per option	$14.58	$5.16	$2.35
The Company recognized approximately $14.5 million, $2.3 million, and $1.3 million in share-based compensation expense related to time-based and performance-based stock options for the years ended December 31, 2021, 2020, and 2019, respectively. Included in the amounts of share-based compensation for the year ended December 31, 2021, is the acceleration of share-based compensation expense in the amount of $10.3 million related to 500,000 options to purchase common stock which became fully vested upon the completion of the Company’s IPO. During the years ended December 31, 2021, 2020, and 2019, performance-based options were probable of vesting and, therefore, were included as part of share-based compensation expense.
As of December 31, 2021, there was approximately $20.0 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 2.87 years.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Restricted Stock Awards
In connection with the Corporate Conversion, all outstanding Carried Equity Units granted under the 2018 Plan were converted into restricted stock awards (“RSAs”), which have been granted under the 2021 Plan. The RSAs are subject to vesting based on (1) the participant’s continued service to the Company over a period of approximately one to four years and/or (2) the Company achieving annual EBITDA targets. As the RSAs are unvested on the date of issuance, the cash received by the Company from the participant’s purchase of the RSAs is included in accrued expenses on the accompanying consolidated balance sheets and such liability is reduced over time as vesting occurs. The number of RSAs vested during the year ended December 31, 2021 was 1,434,506. The liability balance as of December 31, 2021, related to the unvested RSAs was $0.05 million. As of December 31, 2021, the number of unvested RSAs amounted to 691,270. There were a total of 131,251 RSAs cancelled or forfeited during year ended December 31, 2021.
The Company recognized approximately $11.5 million in share-based compensation expense related to RSAs for the year ended December 31, 2021. Included in the amounts of share-based compensation for the year ended December 31, 2021, is the acceleration of share-based compensation expense in the amount of $11.1 million related to 426,657 Carried Equity Units which became fully vested upon the completion of the Company’s IPO. The Company recognized $0.6 million in share-based compensation expense during the year ended December 31, 2020. Share-based compensation expense related to the excess of fair value per unit on date of issuance over the $0.06 per share purchase price paid by the participants, has been recognized as additional compensation expense attributable to the participants.

Restricted Stock Units
The 2021 Plan provides for grants of restricted stock units (“RSUs”) whereby each RSU shall relate to one share of common stock. The RSUs are subject to time-based vesting, generally over a period of one to four years, as holders provide services to the Company. The RSUs are generally subject to forfeiture if employment terminates prior to the vesting date. The cost of share-based compensation for RSUs is measured based on the closing fair market value of the Company’s common stock at the date of grant. Share-based compensation is recognized ratably over the period during which the vesting restrictions lapse.
Under the 2021 Plan and upon the occurrence of the Company’s IPO, the Company granted RSUs to certain of its directors, officers, and employees totaling 1,068,654 RSUs based on the IPO price of $26.00 per share.
A summary of RSU activity during the year ended December 31, 2021, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2021	—	$—
Granted	1,184,863	25.72
Vested	(24,971)	22.82
Forfeited	(86,363)	26.00
Non-vested – December 31, 2021	1,073,529	$25.76
As of December 31, 2021, 1,073,529 RSUs are expected to vest. The Company recognized approximately $4.7 million in share-based compensation expense related to RSUs for the year ended December 31, 2021.
As of December 31, 2021, there was approximately $23.6 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
As of December 31, 2021, the Company has not issued any shares of common stock under the 2021 ESPP. As of December 31, 2021, there was approximately $0.3 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $0.1 million of share-based compensation expense related to the ESPP for the year ended December 31, 2021.
Share-Based Compensation
Share-based compensation for share-based awards granted to participants has been recorded in the consolidated statements of operations for the years ended December 31, 2021 and 2020 as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$6,478	$180	$87
General and administrative	14,558	1,952	1,307
Research and development (1)	7,453	339	169
Sales and marketing	2,247	370	228
Total share-based compensation expense	$30,736	$2,841	$1,791
______________
(1)Net of $0.1 million included in capitalized software on the Company’s consolidated balance sheets as of December 31, 2021.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 8 – Income Taxes
The provision (benefit) from income taxes for the years ended December 31, 2021, 2020, and 2019 consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	215	237	74
Total current	215	237	74
Deferred:
Federal	3,746	1,858	(3,854)
State	1,180	(303)	(1,335)
Total deferred	4,926	1,555	(5,189)
Provision for (benefit from) income taxes	$5,141	$1,792	$(5,115)
The provision for (benefit from) income taxes differs from that computed at the federal statutory corporate income tax rate as follows for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax (benefit) expense computed at federal statutory rate	$(1,019)	$2,298	$(3,721)
State income tax (benefit) expense, net of federal benefit	1,178	507	(459)
Nondeductible share-based compensation	1,478	—	—
162m limitation	4,131	—	—
Other nondeductible expenses	100	126	170
Rate change	472	—	—
R&D credits	(1,462)	(1,149)	(1,132)
Transaction costs true up	247	—	—
Other	16	10	27
Provision for (benefit from) income taxes	$5,141	$1,792	$(5,115)

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Deferred income taxes at December 31, 2021 and 2020 consist of the following (in thousands):

	As of December 31,
	2021	2020
Deferred income tax assets:
Net operating losses	$18,553	$16,699
Credits	5,310	2,891
Reserves and accruals	1,147	2,808
Share-based compensation	1,788	882
Interest expense carryover	3,044	1,377
Transaction costs	2,428	2,770
Other	209	5
Total deferred income tax assets	32,479	27,432
Deferred income tax liabilities:
Fixed assets	(689)	(1,054)
Intangible assets	(26,800)	(16,894)
Debt issuance costs	(704)	—
Total deferred income tax liabilities	(28,193)	(17,948)
Net deferred income tax asset	$4,286	$9,484
Net operating loss (“NOL”) and R&D tax credit carryforwards at December 31, 2021 and 2020 consist of the following (in thousands):

	As of December 31,
	2021	2020
NOL carryforwards:
Federal	$77,798	$71,706
State	35,124	25,568
R&D tax credit carryforwards:
Federal	4,485	2,226
State	3,284	2,061
$17.7 million of federal NOL carryforwards generated prior to 2018 will expire from 2029 through 2037 and $31.0 million of state NOL carryforwards generated in 2009 through 2021 will expire from 2029 through 2041. $60.0 million of federal NOL carryforwards generated in 2018 through 2021 have no expiration date and $4.1 million of state NOL carryforwards generated in 2018 through 2021 have no expiration date. The NOL carryforward amounts at December 31, 2021 and 2020 do not include $9.1 million and $9.0 million, respectively, of federal NOLs that are expected to expire prior to utilization due to a Section 382 limitation placed on the acquired NOLs of CRIF and Saylent at acquisition.
A reserve for uncertain tax positions has been recorded against the federal and state R&D credits of $1.1 million and $0.8 million, respectively, at December 31, 2021 and $0.6 million and $0.5 million, respectively, at December 31, 2020. The federal research credits begin to expire in 2034. $0.4 million of state research credits begin to expire in 2032 and the remaining $2.9 million of state research credits have no expiration period.
Valuation Allowance
Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company considered all positive and negative evidence and based on the weight of such evidence concluded that a valuation allowance is not needed as of December 31, 2021.
Uncertain Tax Positions
ASC 740, Accounting for Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained based solely upon its technical merits. The amount recognized is the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, the Topic permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as income tax expense.
The Company has recorded an uncertain tax position with respect to its R&D credits. There are no penalties or interest recorded on these liabilities as the credits have not yet been fully utilized, and, therefore, the uncertain tax position is recorded primarily as a reduction of the deferred tax asset related to these credits. The Company does not anticipate any material changes to unrecognized tax benefit within the next twelve months that will affect the effective tax rate.
The reconciliation of unrecognized tax benefits at the beginning and end of the year is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$(1,072)	$(699)	$(321)
Gross increase related to prior year positions	(386)	—	—
Gross increase related to current year positions	(484)	(373)	(378)
Ending balance	$(1,942)	$(1,072)	$(699)
If recognized, the entire balance of unrecognized benefits at December 31, 2021 and 2020, would affect the effective tax rate on income from continuing operations.
The Company is subject to U.S. Federal income tax as well as to income tax of multiple state jurisdictions. The Company is subject to examination for tax years back to 2018 and 2017 for federal and state purposes, respectively, and its NOL’s dating back to 2009 are subject to adjustment by the taxing authorities if claimed on a future tax tiling for which the statute remain open to examination. Currently, there are no audits in process or pending from Federal or state tax authorities.

The Company is undergoing a California tax examination for the pre-acquisition year-ended May 31, 2018.
Note 9 – Related Party Transactions
The Company has leased one property from a related party. Rental expense for this property totaled $0.9 million, $0.9 million, and $0.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
On May 31, 2018, the Company entered into an Advisory Services Agreement with Thoma Bravo, a private equity firm, that owns the majority of the Company through private equity funds managed by the firm. During the years ended December 31, 2021, 2020, and 2019, the Company recorded $1.2 million, $2.1 million, and $2.5 million, respectively, in general and administrative expenses on the accompanying consolidated statements of operations for management and advisory fees. As of December 31, 2020, the Company had a balance of $0.5 million, for amounts paid to Thoma Bravo included within prepaid expenses and other current assets on the accompanying consolidated balance sheets. The Advisory Services Agreement was terminated upon completion of the IPO.
During the years ended December 31, 2021, 2020, and 2019, the Company recorded $1.6 million, $1.1 million, and none, respectively, in cost of sales on the accompanying consolidated statements of operations for third-party expenses with a Thoma Bravo affiliated company. As of December 31, 2021 and 2020, the Company had accounts payable of $0.2 million and $0.1 million, respectively, and accrued liabilities of $0.2 million and $0.1 million, respectively, with a Thoma Bravo affiliated company.
In June 2021, the Company signed an agreement with the sellers of MeridianLink which finalized the terms for payment of the remaining $30.0 million holdback liability outstanding as of December 31, 2020 reflected as a related party liability on the consolidated balance sheets. During June 2021, the Company released $25.7 million to the sellers representing the funds remaining in the holdback amount, net of the claims against the holdback which had been recorded as a related party receivable due from the sellers.
Note 10 – Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Years Ended December 31,
	2021	2020	2019
Basic and diluted net loss per share
Numerator:
Net loss attributable to common stockholders	$(30,940)	$(25,260)	$(44,064)
Denominator:
Weighted-average number of common stock—basic and dilutive	63,813,770	51,153,041	49,949,858
Net loss per share:
Basic and dilutive	$(0.48)	$(0.49)	$(0.88)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been anti-dilutive for the periods presented:

	As of December 31,
	2021	2020	2019
Options to purchase common stock outstanding, unexercised	4,256,812	3,169,696	2,757,696
Restricted stock awards, unvested	691,270	2,700,948	4,008,696
Restricted stock units, unvested	1,073,529	—	—
Total	6,021,611	5,870,644	6,766,392

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 11 – Business Combinations
Saylent Technologies, Inc.
On April 1, 2021, the Company acquired all of the outstanding stock of Saylent Technologies, Inc. (“Saylent”) for cash consideration of $38.5 million, subject to adjustment as defined in the purchase agreement. In connection with the acquisition, the Company incurred $0.8 million in acquisition related costs. Such costs have been included in acquisition related costs in the accompanying consolidated statements of operations. The acquisition was funded by the Company’s available cash. Saylent was based out of Boston, MA and is a data analytics and marketing solution that offers insights to financial institutions that help drive account and credit and debit card usage and allows the Company to accelerate market availability of already planned product investments. The acquisition was accounted for using the acquisition method of accounting, whereby the acquired assets and liabilities of Saylent were recorded at their respective fair values and added to those of the Company, including an amount for goodwill. Results of operations of Saylent have been included in the operations of the Company beginning with the closing date of the acquisition. The acquisition was deemed immaterial to the Company’s operating results as a whole.
The table below summarizes the allocation of the purchase price of Saylent based on the estimated fair value of the assets acquired and the liabilities assumed (in thousands).

Assets acquired:
Cash and cash equivalents	$1,676
Restricted cash	879
Accounts receivable, net	4,174
Prepaid expenses and other current assets	121
Property and equipment, net	371
Goodwill	22,036
Intangible assets	13,700
Total assets acquired	42,957
Liabilities assumed:
Accounts payable	210
Accrued compensation and benefits	2,191
Accrued expenses	754
Deferred tax liability	521
Notes payable (PPP Loan)	775
Total liabilities assumed	4,451
Fair value of assets acquired and liabilities assumed	$38,506
As of year ended December 31, 2021, the Company is still finalizing the provisional price allocation for income tax effects; to date, the Company has recorded a decrease of $0.2 million to goodwill and the corresponding deferred tax liability.
The goodwill recognized is attributable to increased customer base and expanded service capabilities. The Saylent acquisition is treated as a stock purchase for income tax purposes; therefore, of the goodwill recorded, none is considered deductible for income tax purposes.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
TazWorks, LLC
On December 31, 2020, the Company acquired the majority of the assets of TazWorks, LLC (“TazWorks”). TazWorks provides software and data solutions to CRAs focused on the employment and tenant screening market, a market that is adjacent and complementary to the Company’s solutions for credit focused CRAs. TazWorks was located in Draper, Utah. Acquisition costs, which are expensed as incurred, amounted to $0.8 million for the TazWorks acquisition for the year ended December 31, 2020, and are included in acquisition related costs on the consolidated statements of operations.
The acquisition was funded through a combination of available cash and proceeds from the Company’s 2018 First Lien credit facility as drawn upon during the year ended December 31, 2021. See Note 5, Long-Term Debt. The aggregate consideration paid in connection with the TazWorks acquisition was $89.8 million, consisting of $5.0 million in cash paid at close plus $84.8 million in cash paid in January 2021.
The table below summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed (in thousands). The purchase price paid was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill as a result of the acquisition.

Assets acquired:
Accounts receivable, net	$1,499
Prepaid expenses and other current assets	133
Property and equipment, net	73
Goodwill	48,006
Intangible assets	41,800
Total assets acquired	91,511
Liabilities assumed:
Accounts payable	24
Accrued expenses	1,658
Total liabilities assumed	1,682
Fair value of assets acquired and liabilities assumed	$89,829
During the year ended December 31, 2021, the Company settled its remaining obligation for the acquisition of TazWorks. The Company’s final remaining provisional purchase price allocation amount related to the final working capital adjustment, which amounted to approximately $0.2 million received by the Company from the sellers of TazWorks, was settled in April 2021 and resulted in a corresponding adjustment to prepaid expenses and other current assets.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Because this acquisition closed on December 31, 2020, TazWorks’ operating results were insignificant to the Company’s consolidated results of operations for the year ended December 31, 2020.
The goodwill recognized is attributable primarily to synergies expected from the integration of the acquired product offering into the Company’s integrated solutions including an increasing customer base and the expanded service capabilities that are expected to become available from planned investments in the acquired products. The TazWorks acquisition is treated as an asset purchase for income tax purposes; therefore, of the goodwill recorded, $46.4 million is expected to be deductible for tax purposes.
The fair value of the separately identifiable finite-lived intangible assets acquired and estimated useful lives are as follows (in thousands, except years):

	Estimated Fair Values	Weighted Average Amortization Life (years)
Developed technology	$9,200	10.0
Trademarks	2,300	10.0
Customer relationships	30,300	10.0
Total acquisition-related intangible assets	$41,800	10.0
The fair value estimates for intangible assets include significant assumptions in the prospective financial information, such as revenue growth, customer attrition, and the discount rate. The fair value of the intangible assets was primarily based on the income approach using various methods such as relief from royalty and excess earnings methods. Intangible assets are amortized on a straight-line basis over their estimated useful lives.
Teledata Communications, Inc.
On November 2, 2020, the Company acquired all of the outstanding common stock of Teledata Communications, Inc. (“TCI”). TCI is based in Islandia, Long Island and offers cloud-based SaaS solutions for financial institutions, and its product offering is complementary to existing offerings of the Company. Acquisition costs, which are expensed as incurred, amounted to $0.8 million for the TCI acquisition for the year ended December 31, 2020, and are included in operating expenses in the consolidated statements of operations.
The acquisition was funded by the Company’s available cash. The aggregate consideration paid in connection with the TCI acquisition was $105.8 million, paid in cash. In accordance with the purchase agreement, at closing, the former owners of TCI deposited $2.1 million into a Paycheck Protection Program (“PPP”) loan escrow account. During 2021, the PPP loan was forgiven by the SBA and the escrow deposit was repaid to the former owners of TCI.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The table below summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed (in thousands). The purchase price paid was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill as a result of the acquisition.

Assets acquired:
Cash and cash equivalents	$2,745
Accounts receivable, net	2,355
Prepaid expenses and other current assets	257
Property and equipment, net	370
Goodwill	56,079
Intangible assets	48,600
Deferred tax asset	273
Other non-current assets	86
Total assets acquired	110,765
Liabilities assumed:
Accounts payable	374
Accrued compensation and benefits	362
Deferred revenue	1,108
Accrued expenses	979
Notes payable (PPP Loan)	2,142
Total liabilities assumed	4,965
Fair value of assets acquired and liabilities assumed	$105,800
The goodwill recognized is attributable primarily to synergies expected from the integration of the acquired product offering into the Company’s integrated solutions including an increasing customer base, the expanded service capabilities that are expected to become available from planned investments in the acquired products, and the value of the assembled work force in accordance with generally accepted accounting principles. The TCI acquisition is treated as a deemed asset purchase for income tax purposes; therefore, of the goodwill recorded, $55.2 million is expected to be deductible for tax purposes.
The results of TCI’s operations are included in the Company’s consolidated statements of operations since November 2, 2020, the date of the acquisition. Revenue attributable to TCI was $3.6 million for the period ended December 31, 2020. Net income attributable to TCI was insignificant to the operating results for the year ended December 31, 2020.
The fair value of the separately identifiable finite-lived intangible assets acquired and estimated useful lives are as follows (in thousands, except years):

	Estimated Fair Values	Weighted Average Amortization Life (years)
Customer relationships	$36,200	10.0
Trademarks	2,300	10.0
Developed technology	10,100	9.6
Total acquisition-related intangible assets	$48,600	9.6
The fair value estimates for intangible assets include significant assumptions in the prospective financial information, such as revenue growth, customer attrition, and the discount rate. The fair value of the intangible assets was primarily based on the income approach using various methods such as the relief from royalty and excess earnings methods. Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to ten years.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Pro Forma Financial Information (Unaudited)
The pro forma statements of operations data for the years ended December 31, 2019 and 2020, give effect to the 2020 acquisitions, described above, as if they had occurred at January 1, 2019. These amounts have been calculated after adjusting the operating results of TCI and TazWorks for the following primary items: (1) additional intangible amortization from the transaction, (2) additional interest expense on borrowings, (3) removal of historical interest expense of the acquired entities, (4) acquisition-related expenses incurred, (5) adjustments to certain employee stock-based compensation, (6) adjustments to deferred revenue that would have occurred assuming the fair value adjustments had been applied since January 1, 2019, and (7) the related tax effects of the above adjustments. For the years ended December 31, 2020 and 2019 pro forma revenue was $235.7 million and $195.4 million, respectively. Pro forma earnings reflect net income of $8.6 million and net loss of $17.2 million for the years ended December 31, 2020 and 2019, respectively.
The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 2019 or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.
Goodwill Rollforward
A rollforward of the Company’s goodwill balance from January 1, 2020 to December 31, 2021 is as follows:

	Year Ended December 31,
	2021	2020
Beginning balance	$542,965	$438,880
Saylent Technologies, Inc. acquisition	22,036	—
TazWorks, LLC acquisition	—	48,006
Teledata Communications, Inc. acquisition	—	56,079
Adjustments to Saylent Technologies, Inc. acquisition date fair value	(249)	—
Adjustments to TazWorks, LLC acquisition date fair value	47	—
Ending balance	$564,799	$542,965
Note 12 – Employee Benefits
The Company has a retirement savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may make elective deferrals which are matched up to specified limits by the Company. Employer matching contributions for the years ended December 31, 2021, 2020, and 2019 were $1.3 million, $0.8 million, and $0.8 million, respectively.
Note 13 – Subsequent Events

On March 5, 2022, the Company signed a merger agreement to acquire StreetShares, a financial technology company that provides digital small business lending technology to banks and credit unions. This transaction remains subject to certain closing conditions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statements Schedules
1. Financial Statements
The Following financial statements are included in Part II, Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm (BDO USA, LLP, Costa Mesa, California, PCAOB ID# 243)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Preferred Units and Stockholders’ Equity/Members’ Deficit
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements.
2. Financial Statement Schedules
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
3. Exhibits
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None.

Exhibit Index

Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Registrant.	10-Q	3.1	September 7, 2021

3.2	Bylaws of the Registrant.	S-1	3.3	April 30, 2021

4.1	Specimen Common Stock Certificate.	S-1	4.1	April 30, 2021

4.2	Registration Rights Agreement, dated May 31, 2018, by and among the Registrant and certain of its shareholders.	S-1	4.2	April 30, 2021

4.3	Description of Securities.	—	—	Filed herewith

10.1†	2021 Stock Option and Incentive Plan, and forms of award agreements thereunder.	S-1/A	10.1	July 19, 2021

10.2†	2021 Employee Stock Purchase Plan.	S-1/A	10.2	July 19, 2021

10.3†	Non-Employee Director Compensation Policy.	S-1/A	10.3	July 19, 2021

10.4†	Senior Executive Cash Incentive Bonus Plan.	S-1	10.4	April 30, 2021

10.5†	Forms of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	10.5	April 30, 2021

10.6†	Executive Officer Employment Agreements, by and between the registrant and Nicolaas Vlok.	S-1	10.6	April 30, 2021

10.7†	Executive Officer Employment Agreements, by and between the registrant and Chad Martin.	S-1	10.7	April 30, 2021

10.8†	Executive Officer Employment Agreements, by and between the registrant and Timothy Nguyen.	S-1	10.8	April 30, 2021

10.9†	Executive Officer Employment Agreements, by and between the registrant and Alan Arnold.	S-1	10.9	April 30, 2021

10.10	Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and Antares Capital LP, dated as of May 31, 2018.	S-1	10.10	April 30, 2021

10.11	Amendment No. 1 to Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and Antares Capital LP, dated as of July 3, 2018.	S-1	10.11	April 30, 2021

10.12	Second Amendment and Incremental Facility Amendment to Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., the Incremental Term Loan Lenders (as defined therein), Professional Credit Reporting, Inc., ML East Acquisition Subsidiary, Inc., and Antares Capital LP, dated as of December 21, 2018.	S-1	10.12	April 30, 2021

Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date
10.13	Amendment No. 3 to Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and Antares Capital LP, dated as of June 27, 2019.	S-1	10.13	April 30, 2021

10.14	Fourth Amendment and Incremental Facility Amendment to Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., the Incremental Term Loan Lenders (as defined therein), Professional Credit Reporting, Inc., ML East Acquisition Subsidiary, Inc., and Antares Capital LP, dated as of October 7, 2019.	S-1	10.14	April 30, 2021

10.15	Fifth Amendment and Incremental Facility Amendment to Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., the Incremental Term Loan Lenders (as defined therein), Professional Credit Reporting, Inc., ML East Acquisition Subsidiary, Inc., and Antares Capital LP, dated as of January 12, 2021.	S-1	10.15	April 30, 2021

10.16	Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., the other lenders party thereto, and DBD Credit Funding LLC, dated as of May 31, 2018.	S-1	10.16	April 30, 2021

10.17	Amendment No. 1 to Senior Secured Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and DBD Credit Funding LLC, dated as of July 3, 2018.	S-1	10.17	April 30, 2021

10.18	Amendment No. 2 to Senior Secured Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and DBD Credit Funding LLC, dated as of June 27, 2019.	S-1	10.18	April 30, 2021

10.19	Amendment No. 3 to Senior Secured Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and DBD Credit Funding LLC, dated as of October 7, 2019.	S-1	10.19	April 30, 2021

10.20	Amendment No. 4 to Senior Secured Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and DBD Credit Funding LLC, dated as of January 12, 2021.	S-1	10.20	April 30, 2021

10.21	Standard Industrial/Commercial Single-Lessee Lease – Net by and between the registrant and MLink Enterprise, LLC, dated as of November 30, 2012.	S-1	10.21	April 30, 2021

10.22	First Amendment to Lease Agreement by and between the registrant and MLink Enterprise, LLC, dated as of March 23, 2018.	S-1	10.22	April 30, 2021

10.23	Office Sublease by and between MeridianLink, Inc. and Profit Recovery Partners, LLC, dated as of March 24, 2021.	S-1/A	10.23	July 19, 2021

Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date
10.24	First Amendment to Office Sublease by and between MeridianLink, Inc. and Profit Recovery Partners, LLC, dated as of April 21, 2021.	S-1/A	10.24	July 19, 2021

10.25	Credit Agreement, dated as of November 10, 2021, by and among MeridianLink, Inc., ML California Sub, Inc, the other lenders party thereto, and Bank of America, N.A.	8-K	10.1	November 10, 2021

10.26†	Amendment No. 1 to Employment Agreement, by and between the MeridianLink, Inc., ML California Sub, Inc, and Timothy Nguyen, dated as of December 23, 2021.	8-K	10.1	December 23, 2021

21.1	Subsidiaries of the Registrant.	—	—	Filed herewith

23.1	Consent of BDO USA, LLP.	—	—	Filed herewith

24.1	Power of Attorney (included on signature page hereto).	—	—	Filed herewith

31.1#	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

31.2#	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	Filed herewith
_____________________
†    Indicates a management contract or any compensatory plan, contract or arrangement.

#    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIANLINK, INC.

Dated: March 10, 2022	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
We, the undersigned directors and officers of MeridianLink, Inc. (the “Company”), hereby and severally constitute and appoint Nicolaas Vlok, Chad Martin, and Kayla Dailey and each of them singly, our true and lawful attorneys, with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person and hereby ratifying and confirming all that said attorneys and each of them, or their substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicolaas Vlok	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2022
Nicolaas Vlok

/s/ Chad Martin	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2022
Chad Martin

/s/ Paul Zuber	Chairman of the Board of Directors	March 10, 2022
Paul Zuber

/s/ A.J. Jangalapalli	Director	March 10, 2022
A.J. Jangalapalli

/s/ James Lines	Director	March 10, 2022
James Lines

/s/ Pam Murphy	Director	March 10, 2022
Pam Murphy

/s/ Timothy Nguyen	Chief Strategy Officer and Director	March 10, 2022
Timothy Nguyen

/s/ Reema Poddar	Director	March 10, 2022
Reema Poddar

/s/ A.J. Rohde	Director	March 10, 2022
A.J. Rohde

/s/ Yael Zheng	Director	March 10, 2022
Yael Zheng