Form 10-Q
period 2022-03-31
MeridianLink, Inc.
filed 2022-05-12
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_______
Commission file number: 001-40680
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of May 6, 2022 there were 80,531,780 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MeridianLink, Inc.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIANLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	March 31, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$146,746	$113,645
Accounts receivable, net of allowance for doubtful accounts	32,160	24,913
Prepaid expenses and other current assets	10,010	9,398
Total current assets	188,916	147,956
Property and equipment, net	5,613	5,989
Right of use assets	2,311	—
Intangible assets, net	287,854	298,597
Deferred tax assets, net	1,608	4,286
Goodwill	564,799	564,799
Other assets	4,089	4,266
Total assets	$1,055,190	$1,025,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,555	$2,335
Accrued liabilities	25,872	24,667
Deferred revenue	29,293	14,707
Current portion of long-term debt, net of debt issuance costs	3,256	2,139
Total current liabilities	60,976	43,848
Long-term debt, net of debt issuance costs	424,712	425,371
Deferred rent	—	396
Other long-term liabilities	1,647	—
Total liabilities	487,335	469,615
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 80,325,231 and 79,734,984 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	120	88
Additional paid-in capital	600,608	596,542
Accumulated deficit	(32,873)	(40,352)
Total stockholders’ equity	567,855	556,278
Total liabilities and stockholders’ equity	$1,055,190	$1,025,893
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share/unit and per share/unit data)

	Three Months Ended March 31,
	2022	2021
Revenues, net	$72,754	$67,811
Cost of revenues:
Subscription and services	21,104	16,614
Amortization of developed technology	3,434	2,862
Total cost of revenues	24,538	19,476
Gross profit	48,216	48,335
Operating expenses:
General and administrative	18,187	17,595
Research and development	8,409	6,986
Sales and marketing	4,743	3,599
Acquisition related costs	2,283	750
Total operating expenses	33,622	28,930
Operating income	14,594	19,405
Other (income) expense, net:
Other income	(163)	(20)
Interest expense, net	4,358	10,062
Total other expense, net	4,195	10,042
Income before provision for income taxes	10,399	9,363

Provision for income taxes	2,920	2,132
Net income	$7,479	$7,231

Class A preferred return	—	(8,932)
Net income (loss) attributable to common stockholders	$7,479	$(1,701)

Net income (loss) per share:
Basic	$0.09	$(0.03)
Diluted	0.09	(0.03)
Weighted average common stock outstanding:
Basic	79,974,071	51,551,231
Diluted	82,228,936	51,551,231
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
(unaudited)
(in thousands, except share/unit and per share/unit data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	79,734,984	$88	$596,542	$(40,352)	$556,278
Vesting of restricted stock awards	484,401	32	—	—	32
Vesting of RSUs	76,937	—	—	—	—
Issuance of common stock due to exercise of stock options	28,909	—	179	—	179
Share-based compensation expense	—	—	3,887	—	3,887
Net income	—	—	—	7,479	7,479
Balance at March 31, 2022	80,325,231	$120	$600,608	$(32,873)	$567,855

	Class A Preferred Units		Class B Common Units		Additional Paid-in Capital	Accumulated Deficit	Members’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	319,913	$319,913	51,492,805	$—	$3,909	$(30,338)	$(26,429)
Payment of Class A units cumulative preferred return	—	—	—	—	—	(12)	(12)
Vesting of Class B carried equity units	—	—	575,004	38	—	—	38
Repurchase of vested units	(54)	(54)	(103,421)	(38)	(1,849)	—	(1,887)
Unit-based compensation expense	—	—	—	—	643	—	643
Net income	—	—	—	—	—	7,231	7,231
Balance at March 31, 2021	319,859	$319,859	51,964,388	$—	$2,703	$(23,119)	$(20,416)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$7,479	$7,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,905	12,351
Amortization of debt issuance costs	484	1,072
Share-based compensation expense	3,808	643
Loss on disposal of fixed assets	135	76
Loss on sublease liability	—	384
Deferred income taxes	2,679	2,064
Changes in operating assets and liabilities:
Accounts receivable	(7,248)	(8,958)
Prepaid expenses and other assets	(460)	(1,637)
Accounts payable	301	195
Accrued liabilities	194	107
Deferred revenue	14,586	15,195
Deferred rent	—	(26)
Net cash provided by operating activities	34,863	28,697
Cash flows from investing activities:
Acquisition, net of cash acquired – TazWorks, LLC	—	(85,646)
Capitalized software additions	(1,522)	(804)
Purchases of property and equipment	(419)	(245)
Net cash used in investing activities	(1,941)	(86,695)
Cash flows from financing activities:
Repurchases of Class A Units	—	(54)
Repurchases of Class B Units	—	(1,887)
Proceeds from exercise of stock options	179	—
Proceeds from long-term debt	—	100,000
Principal payments of long-term debt	—	(1,295)
Payments of debt issuance costs	—	(1,970)
Payments of Class A cumulative preferred return	—	(12)
Payments of deferred offering costs	—	(1,013)
Net cash provided by financing activities	179	93,769
Net increase in cash, cash equivalents and restricted cash	33,101	35,771
Cash, cash equivalents and restricted cash, beginning of period	113,645	39,881
Cash, cash equivalents and restricted cash, end of period	$146,746	$75,652
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$146,746	$73,510
Restricted cash	—	2,142
Cash, cash equivalents, and restricted cash	$146,746	$75,652

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,869	$8,973
Cash paid for income taxes	44	11
Non-cash investing and financing activities:
Initial recognition of operating lease liability	$3,372	$—
Initial recognition of operating lease right-of-use asset	2,627	—
Share-based compensation expense capitalized to software additions	79	—
Vesting of restricted stock awards and RSUs	32	—
Purchases of property and equipment included in accounts payable and accrued expenses	—	13
Deferred offering costs included in accounts payable and accrued expenses	—	222
Vesting of Class B Units	—	38

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Organization and Description of Business
MeridianLink, Inc., and its wholly-owned subsidiaries, (collectively the “Company”) provides secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users. The Company sells its solutions to financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and consumer reporting agencies. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service (“SaaS”) model under which its customers pay subscription fees for the use of the Company’s solutions. The Company is controlled by its majority stockholder, which is represented by various investment funds of Thoma Bravo UBP, LLC and its affiliates (“Thoma Bravo”). The Company is headquartered in Costa Mesa, California.
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
COVID-19
In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) outbreak as a pandemic. To date, the Company has not experienced any significant effects on its partners or bad debts related to customer receivables as a result of the COVID-19 pandemic.
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, enacted in March 2020 in response to the pandemic.. The CARES Act did not have a material impact on the Company's income tax provision in 2021 and 2022. As of March 31, 2022, the Company deferred $0.8 million of payments related to employer social security taxes, which will be due on December 31, 2022 and are included in accrued liabilities on the Company’s condensed consolidated balance sheets.
The Company continues to evaluate market and economic conditions surrounding the COVID-19 pandemic as well as current and potential impacts on the Company’s business and financial position. Due to the unpredictable circumstances, however, the Company cannot reasonably estimate such impacts on future financial results at this time.
Note 2 – Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Condensed Consolidated Financial Information
In the Company's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from these unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Annual Report”). The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other period.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, and other revenue items requiring significant judgment; share-based compensation; the fair value of acquired intangibles; the capitalization of software development costs; the useful lives of property and equipment and long-lived intangible assets; impairment of goodwill and long-lived assets; the determination of the incremental borrowing rate used for operating lease liabilities; and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, “Significant Accounting Policies” in the Company’s Annual Report. There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report that have had a material impact on its condensed consolidated financial statements and related notes, except for updates resulting from the adoption of ASU 2016-02, “Leases (Topic 842)” as discussed below.
Leases
Leases arise from contractual obligations that convey the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. At the inception of the contract, the Company determines if an arrangement contains a lease based on whether there is an identified asset and whether the Company controls the use of the identified asset. The Company also determines the classification of that lease, between financing and operating, at the lease commencement date. The Company accounts for and allocates consideration to the lease and non-lease components as a single lease component.
A right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset, and a lease liability represents the Company’s obligation to make payments during the lease term. ROU assets are recorded and recognized at commencement for the lease liability amount, adjusted for initial direct costs incurred and lease incentives received, and adjusted for prepaid or accrued lease payments. Lease liabilities are recorded at the present value of the future lease payments over the lease term at commencement. The discount rate used to determine the present value is the incremental borrowing rate, unless the interest rate implicit in the lease is readily determinable. As the implicit rate for the operating leases is generally not determinable, the Company uses an incremental borrowing rate as the discount rate at the lease commencement date to determine the present value of lease payments. The Company determines the discount rate of the leases by considering various factors, such as the credit rating, interest rates of similar debt instruments of entities with comparable credit ratings, jurisdictions, and the lease term.
The Company’s operating leases typically include non-lease components such as common-area maintenance costs, utilities, and other maintenance costs. For real estate leases, the Company has elected to include non-lease components with lease payments for the purpose of calculating lease right-of-use assets and liabilities to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments.
The Company’s lease terms may include options to extend or terminate the lease. The Company generally uses the base, non-cancelable, lease term when recognizing the lease assets and liabilities, unless it is reasonably certain that the Company will exercise those options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company’s ROU assets are included in right of use assets and the current and non-current portions of the lease liabilities are included in accrued liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheets. The Company does not record leases with terms of 12 months or less on the condensed consolidated balance sheets. Lease expense is recognized on a straight-line basis over the expected lease term.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The Company has entered into subleases, or has made decisions and taken actions to exit and sublease certain unoccupied leased office space. Sublease income is recorded as a reduction of rent expense straight-line over the term of the sublease. The Company tests ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease. No impairment of ROU assets was recorded during the three months ended March 31, 2022.
Accounting Pronouncements Recently Adopted
The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and has elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies.
ASU 2016-02, “Leases (Topic 842)”
The new standard establishes a right-of-use model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the condensed consolidated statements of operations. The new standard provides for a modified retrospective approach which requires recognition at the beginning of the earliest comparative period presented of leases that exist at that date, as well as adjusting equity at the beginning of the earliest comparative period presented as if the new standard had always been applied. In July 2018, the FASB issued ASU 2018-11, which provides an additional transition method. Under the additional transition method, an entity initially applies the new lease guidance at the adoption date (rather than at the beginning of the earliest period presented). Therefore, an entity which elects the additional transition method would apply Topic 840 in the comparative periods and recognize the effects of applying Topic 842 as a cumulative adjustment to retained earnings as of the adoption date. If an entity elects the new transition method, it is required to provide the Topic 840 disclosures for all prior periods presented that remain under the legacy lease guidance.
The Company adopted the new standard on January 1, 2022, utilizing the optional transition approach to not apply Topic 842 in the comparative periods presented. Additionally, the Company elected the package of practical expedients to not (1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. The most significant impact was related to its long-term office space leases that resulted in the recognition of right of use assets and related liabilities of approximately $2.6 million and $3.4 million, respectively, on the Company’s condensed consolidated balance sheets.
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
The Company adopted the new standard on January 1, 2022, prospectively, for business combinations that occur subsequent to the adoption date. The adoption did have an impact on the Company’s condensed consolidated financial statements.

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
ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”
The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation and the recognition of deferred tax liabilities for outside basis differences and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For the Company, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The Company is currently evaluating the timing of and impact of this guidance on the Company's condensed consolidated financial statements.
ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
ASU 2020-04 provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates, such as the London Inter-Bank Offered Rate (LIBOR), which regulators in the United Kingdom are currently phasing out. The expedients and exceptions provided by ASU 2020-04 are for the application of U.S. GAAP to contracts, hedging relationships, and other transactions affected by the rate reform, and will not be available after December 31, 2022, other than for certain hedging relationships entered into before December 31, 2022. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.
Note 3 – Revenue Recognition
Disaggregation of Revenue
The following table disaggregates the Company’s net revenues by solution type (in thousands):

	Three Months Ended March 31,
	2022	2021
Lending Software Solutions	$49,167	$43,134
Data Verification Software Solutions	23,587	24,677
Total	$72,754	$67,811
Lending Software Solutions accounted for 68% and 64% of total revenues for the three months ended March 31, 2022, and 2021, respectively. Data Verification Software Solutions accounted for 32% and 36% of total revenues for the three months ended March 31, 2022 and 2021, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The following table disaggregates the Company’s net revenues by major source (in thousands):

	Three Months Ended March 31,
	2022	2021
Subscription fees	$63,469	$60,316
Professional services	7,112	5,491
Other	2,173	2,004
Total revenues	$72,754	$67,811
Deferred Revenue
The changes in the Company’s deferred revenue as of March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Deferred revenue, beginning balance	$14,707	$10,873
Billing of transaction consideration	87,340	83,006
Revenue recognized	(72,754)	(67,811)
Deferred revenue, ending balance	$29,293	$26,068
Assets Recognized from Costs to Obtain a Contract with a Customer
Sales commissions related to the Company’s customer agreements are capitalized and charged to expense over the expected period of customer benefit. Current costs are included in prepaid expenses and other current assets, and non-current costs are included in other assets on the accompanying condensed consolidated balance sheets. The following table represents the changes in contract cost assets (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$5,835	$3,207
Additions	607	992
Amortization	(554)	(259)
Ending balance	$5,888	$3,940
Contract cost assets, current	2,572	1,572
Contract cost assets, noncurrent	3,316	2,368
Total deferred contract cost assets	$5,888	$3,940

Allowance for Doubtful Accounts
Allowance for doubtful accounts as of March 31, 2022 and December 31, 2021 was $0.1 million and $0.2 million, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 4 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Prepaid expenses	$7,083	$6,752
Contract cost assets – current	2,572	2,402
Others	355	244
Total prepaid expenses and other current assets	$10,010	$9,398
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Computer equipment and software	$8,303	$7,995
Leasehold improvements	2,994	2,994
Office equipment and furniture	1,180	1,378
Total	12,477	12,367
Less: Accumulated depreciation	(6,864)	(6,378)
Property and equipment, net	$5,613	$5,989
Depreciation expense amounted to $0.6 million for each of the three months ended March 31, 2022 and 2021. The Company disposed of office furniture that resulted in a loss of $0.1 million during each of the three months ended March 31, 2022 and 2021. The losses are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of March 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$328,600	$(107,487)	$221,113
Developed technology	74,800	(31,733)	43,067
Trademarks	24,175	(8,142)	16,033
Non-competition agreements	600	(300)	300
Capitalized software	12,503	(5,162)	7,341
Total intangible assets, net	$440,678	$(152,824)	$287,854

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

	As of December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$328,600	$(99,320)	$229,280
Developed technology	74,800	(29,207)	45,593
Trademarks	24,175	(7,474)	16,701
Non-competition agreements	600	(225)	375
Capitalized software	10,902	(4,254)	6,648
Total intangible assets, net	$439,077	$(140,480)	$298,597
The weighted average remaining useful lives for intangible assets at March 31, 2022 were as follows:

Weighted Average Remaining Useful Life
Customer relationships	7 years
Developed technology	5 years
Trademarks	7 years
Non-competition agreements	1 year
Capitalized software	3 years
Amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of sales	$3,434	$2,862
General and administrative expense	8,910	8,905
Total amortization expense	$12,344	$11,767
The estimated future amortization of intangible assets as of March 31, 2022 was as follows (in thousands):

Years ending December 31, 2022 (remaining nine months)	$37,027
2023	47,542
2024	45,632
2025	40,474
2026	37,514
Thereafter	79,665
Total amortization expense	$287,854

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Accrued bonuses	$2,021	$6,708
Accrued payroll and payroll-related expenses	7,758	8,522
Sales tax liability from acquisitions	2,939	2,939
Accrued costs of revenues	4,570	2,217
Accrued operating costs	2,170	2,099
Acquisition related costs	1,755	—
Lease liability	1,337	233
User conference	1,247	170
Other accrued expenses	2,075	1,779
Total accrued liabilities	$25,872	$24,667
Note 5 – Commitments and Contingencies
Legal Matters
The Company is, and from time to time may be, involved in legal proceedings and claims arising out of the Company’s operations in the ordinary course of business. Management is not currently aware of any legal proceedings or claims against it that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.
Other Contractual Commitments
On March 5, 2022, the Company signed a merger agreement to acquire StreetShares, Inc. (“StreetShares”), a financial technology company that provides digital small business lending technology to banks and credit unions, for consideration of $58.9 million, which includes $30.0 million in escrow for a contingent earnout, subject to adjustment as defined in the purchase agreement, and $1.1 million in acquisition costs. As of March 31, 2022, the transaction remained subject to certain closing conditions. See Note 12 – Subsequent Events for additional information.
The Company’s other contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription arrangements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of March 31, 2022 are as follows (in thousands):

Contractual Commitments
Years ending December 31,
2022 (remaining nine months)	$227
2023	375
2024	395
2025	11,872
Total	$12,869

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 6 – Leases
The Company leases office space under various operating lease agreements that expire through December 2026. The Company recognizes the related rent expense on a straight-line basis over the term of each lease. Free rent and rental increases are recognized on a straight-line basis over the term of each lease.
As of March 31, 2022, the weighted average remaining lease term was 3 years and the weighted average discount rate was 5.0%. The Company does not have any finance leases as of March 31, 2022.
One lease is with a related party with a termination date of December 2022. The monthly payments during each of the three months ended March 31, 2022 and 2021 were $0.1 million. The monthly payments are subject to annual increases.
The Company also has subleases of former office spaces which expire at various dates from 2022 to 2024. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $0.1 million for each of the three months ended March 31, 2022 and 2021. One of the subleases was entered into during March 2022 resulting in a total loss $0.1 million from the disposal of related assets. The loss is included in general and administrative expense on the condensed consolidated statements of operations for the three months ended March 31, 2022.
Rent expense, gross of sublease income, has been recorded in the condensed consolidated statements of operations for the three months ended March 31, 2022 (in thousands):

Three Months Ended March 31, 2022
Cost of revenues	$162
General and administrative	44
Research and development	97
Sales and marketing	44
Total rent expense	$347
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$400
Operating lease assets obtained in exchange for new operating lease liabilities	—
The following table presents supplemental balance sheet information about the Company’s leases (in thousands):

As of March 31, 2022
Operating lease ROU assets	$2,311

Operating lease liabilities, current	$1,337
Noncurrent operating lease liabilities	1,632
Total operating lease liabilities	$2,969

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
As of March 31, 2022, remaining maturities of lease liabilities were as follows (in thousands):

	Related Party	Third Party	Total
Years Ending December 31,
2022 (remaining nine months)	$657	$548	$1,205
2023	—	750	750
2024	—	676	676
2025	—	320	320
2026	—	244	244
Total operating lease payments (1)	$657	$2,538	$3,195
Less: imputed interest	(11)	(215)	(226)
Total operating lease liabilities	$646	$2,323	$2,969
______________
(1)Presented gross of sublease income. The Company expects to receive sublease income of approximately $0.3 million in the remainder of the year ended December 31, 2022, $0.1 million in 2023, and $0.0 million thereafter.
As of December 31, 2021, prior to the adoption of Topic 842, the aggregate future non-cancelable minimum rental payments and expected sublease receipts were as follows (in thousands):

	Related Party	Third Party	Sublease Receipts	Total
Years Ending December 31,
2022	$875	$736	$(293)	$1,318
2023	—	753	—	753
2024	—	722	—	722
2025	—	319	—	319
2026	—	244	—	244
Thereafter	—	—	—	—
Total future minimum lease payments	$875	$2,774	$(293)	$3,356
Rent expense for the three months ended March 31, 2021 was as follows (in thousands):

Three Months Ended March 31, 2021
Cost of revenues	$235
General and administrative	58
Research and development	154
Sales and marketing	65
Total rent expense	$512
As of December 31, 2021, the Company had an accrued lease termination liability related to leased office space it ceased using during February 2021. The termination liability as of December 31, 2021 was $0.2 million. Upon adoption of ASC 842 on January 1, 2022, the termination liability was removed as an adjustment to the related right of use asset.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 7 – Long-Term Debt
Long-term debt consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
2021 Term loan	$435,000	$435,000
Debt issuance costs	(7,032)	(7,490)
Total debt, net	$427,968	$427,510
Less: Current portion of long-term debt
2021 Term loan	$4,350	$3,263
Debt issuance costs	(1,094)	(1,124)
Total current portion of long-term debt, net	3,256	2,139
Total non-current portion of long-term debt, net	$424,712	$425,371
Amortization of deferred financing fees was $0.5 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. Total interest expense, excluding amortization of deferred financing fees, was $3.9 million and $9.0 million for the three months ended March 31, 2022 and 2021, respectively.
2021 Credit Agreement
On November 10, 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), which provides for a term loan facility (the “2021 Term Loan”) in an aggregate principal amount of $435.0 million, and a revolving credit facility (the “2021 Revolving Credit Facility”) in an aggregate principal amount of $50.0 million, inclusive of a $10.0 million letter of credit sub-facility. The Company used the proceeds from the 2021 Term Loan to pay all outstanding amounts due under the Company’s previous 2018 First Lien plus certain fees and expenses. The 2021 Term Loan and 2021 Revolving Credit Facility mature on November 10, 2028 and November 10, 2026, respectively. The Company has not drawn on the 2021 Revolving Credit Facility as of March 31, 2022.
The obligations under the 2021 Credit Agreement are secured by a lien on substantially all tangible and intangible property of the Company, subject to customary exceptions, limitations, and exclusions from the collateral.
The 2021 Credit Agreement contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require the Company to satisfy a financial covenant, and restricts or limits the ability of the Company to grant or incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales, and declare dividends on its capital stock, subject in each case to certain customary exceptions. A failure to comply with certain covenants could permit the lenders to declare the 2021 Term Loan, and any then outstanding borrowings on the 2021 Revolving Credit Facility, together with accrued interest and fees thereon, to be immediately due and payable. The Company was in compliance with all financial covenants of the 2021 Credit Agreement at March 31, 2022.
2021 Term Loan
Borrowings under the 2021 Term Loan bear interest at a variable rate, elected by the Company, equal to the Base Rate (as defined in the 2021 Credit Agreement) or the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement), plus, an initial margin based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined by the 2021 Credit Agreement), which was 3.00% at March 31, 2022. Beginning in June 2022, the Company is required to make quarterly principal payments equal to 0.25% of the original principal, with the remainder due at maturity.
Debt issuance costs of $7.6 million were included as a reduction of the debt balance on the condensed consolidated balance sheets and are amortized into interest expense over the contractual life of the loans using the effective interest method. Included in the debt issuance costs were $4.8 million incurred in connection with the 2021 Term Loan, and $2.8 million carried forward from the Company’s previous 2018 First Lien. The Company recognized $0.5 million of amortization of debt issuance costs for the 2021 Term Loan during three months ended March 31, 2022. The effective interest rate on the 2021 Term Loan was 4.3% as of March 31, 2022.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
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
In connection with the 2021 Revolving Credit Facility, the Company incurred $0.5 million in debt issuance costs. Expenses associated with the issuance of the revolving credit facility are presented in the accompanying condensed consolidated balance sheets in prepaid expenses and other current assets and other assets, and are amortized to interest expense over the life of the 2021 Revolving Credit Facility using the straight-line method.
The 2021 Revolving Credit Facility also requires a quarterly commitment fee based on the Company’s consolidated first lien net leverage ratio. As of March 31, 2022, the applicable rate was 0.5%, which was applied against the $50.0 million unused revolving credit facility balance.
Future Principal Payments
Future principal payments of long-term debt as of March 31, 2022 were as follows (in thousands):

Years ending December 31,
2022 (remaining nine months)	$3,263
2023	4,350
2024	4,350
2025	4,350
2026	4,350
Thereafter	414,337
Total	$435,000
Note 8 – Share-based Compensation
2021 Stock Option and Incentive Plan
The 2021 Stock Option and Incentive Plan (the “2021 Plan”) was adopted by the board of directors and approved by the Company’s stockholders following the Corporate Conversion and became effective as of July 26, 2021. The 2021 Plan replaced both the Company’s 2019 Equity Option Plan (the “2019 Plan”) and the Project Angel Parent, LLC Equity Plan (the “2018 Plan”). Outstanding options to purchase Class B Units granted under the 2019 Plan were converted into options to purchase shares of common stock, and all outstanding Carried Equity Units granted under the 2018 Plan were converted into restricted stock awards (“RSAs”), both of which have been granted under the 2021 Plan.
The Company had initially reserved 13,171,588 shares of its common stock for the issuance of awards under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase on January 1, 2022 and each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. The number of shares reserved under the 2021 Plan is subject to adjustment in the event of a stock split, stock dividend, or other change in the Company’s capitalization.
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Stock Options
A summary of stock option activity during the three months ended March 31, 2022 is as follows (in thousands, except options, price per option, and term amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding – January 1, 2022	4,256,812	$13.05	8.44	$42,429
Granted	28,033	18.76
Exercised	(28,909)	6.19
Forfeited	(123,054)	18.87
Outstanding – March 31, 2022	4,132,882	$12.96	8.19	$31,643,537
Vested and expected to vest in the future at March 31, 2022	4,132,882	12.96	8.19	31,643,537
Exercisable at March 31, 2022	2,328,904	$6.38	7.58	$27,360,724
The total fair value of options that vested during the three months ended March 31, 2022 and 2021 was $1.5 million and $1.1 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $0.4 million and none, respectively.
The Company recognized approximately $1.4 million and $0.5 million in share-based compensation expense related to time-based and performance-based stock options for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, performance-based options were probable of vesting and, therefore, were included as part of share-based compensation expense.
As of March 31, 2022, there was approximately $17.7 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 2.75 years.
Restricted Stock Awards
The number of restricted stock awards vested during the three months ended March 31, 2022 was 484,401. The liability balance as of March 31, 2022, related to the unvested RSAs was $0.01 million. As of March 31, 2022, the number of unvested RSAs amounted to 183,741. There were a total of 22,212 RSAs cancelled or forfeited during three months ended March 31, 2022.
The Company recognized approximately $0.1 million in share-based compensation expense related to RSAs for the three months ended March 31, 2022. The Company recognized $0.1 million in share-based compensation expense during the three months ended March 31, 2021. Share-based compensation expense related to the excess of fair value per unit on date of issuance over the $0.06 per share purchase price paid by the participants, has been recognized as additional compensation expense attributable to the participants.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity during the three months ended March 31, 2022, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2022	1,073,529	$25.76
Granted	17,635	18.76
Vested	(76,937)	25.84
Forfeited	(45,418)	25.76
Non-vested – March 31, 2022	968,809	$25.63
As of March 31, 2022, 968,809 RSUs are expected to vest. The Company recognized approximately $2.2 million in share-based compensation expense related to RSUs for the three months ended March 31, 2022.
As of March 31, 2022, there was approximately $20.5 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 2.91 years.
Employee Stock Purchase Program
As of March 31, 2022, the Company has not issued any shares of common stock pursuant to the 2021 Employee Stock Purchase Plan under its employee stock purchase program (“ESPP”). As of March 31, 2022, there was approximately $0.1 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $0.2 million of share-based compensation expense related to the ESPP for the three months ended March 31, 2022.
Share-Based Compensation
Share-based compensation for share-based awards granted to participants has been recorded in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$965	$72
General and administrative	1,381	353
Research and development (1)	1,077	82
Sales and marketing	385	136
Total share-based compensation expense	$3,808	$643
______________
(1)Net of $0.1 million and no additions to capitalized software on the Company’s condensed consolidated balance sheets during the three months ended March 31, 2022 and 2021, respectively.
Note 9 – Income Taxes
In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. The Company’s provision for income taxes reflected an effective tax rate of approximately 28% and 22% for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to R&D credits, state taxes, permanent differences related to share-based compensation expense, and other expected permanent differences.
The Company has gross unrecognized tax benefits with respect to R&D credits of $2.4 million as of March 31, 2022 and $1.9 million as of December 31, 2021. There are no penalties or interest recorded on these liabilities as the credits have not yet been utilized.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (l) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. Based on the evaluation of the evidence and sources of taxable income, the Company has determined that no valuation allowance is necessary as of March 31, 2022.
Note 10 – Related Party Transactions
The Company has leased one property from a related party. Rental expense for this property totaled $0.2 million for each of the three months ended March 31, 2022 and 2021.
On May 31, 2018, the Company entered into an Advisory Services Agreement with Thoma Bravo, a private equity firm, that owns the majority of the Company through private equity funds managed by the firm. During the three months ended March 31, 2021, the Company recorded $0.5 million in general and administrative expenses on the accompanying condensed consolidated statements of operations for management and advisory fees. The Advisory Services Agreement was terminated upon completion of the IPO.
During the three months ended March 31, 2022 and 2021, the Company recorded $0.4 million and $0.3 million, respectively, in cost of sales on the accompanying condensed consolidated statements of operations for third-party expenses with a Thoma Bravo affiliated company. As of March 31, 2022 and December 31, 2021, the Company had accounts payable of $0.1 million and $0.2 million, respectively, and accrued liabilities of $0.3 million and $0.2 million, respectively, with a Thoma Bravo affiliated company.
Note 11 – Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Basic and diluted net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$7,479	$(1,701)
Denominator:
Weighted average common stock outstanding:
Basic	79,974,071	51,551,231
Diluted	82,228,936	51,551,231
Net income (loss) per share:
Basic	$0.09	$(0.03)
Diluted	0.09	(0.03)

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their impact would have been anti-dilutive for the periods presented:

	As of March 31,
	2022	2021
Options to purchase common stock outstanding, unexercised	1,476,592	3,207,196
Restricted stock awards, unvested	—	2,077,272
Restricted stock units, unvested	874,425	—
Total	2,351,017	5,284,468
Note 12 – Subsequent Events

Acquisition of StreetShares
On April 1, 2022, the Company acquired all of the outstanding stock of StreetShares for cash consideration of $58.9 million, which includes $30.0 million in escrow for a contingent earnout, subject to adjustment as defined in the purchase agreement, and $1.1 million in acquisition costs. The acquisition was funded by the Company’s available cash. StreetShares is based out of Reston, VA, and is a financial technology company that provides digital small business lending technology to banks and credit unions. The acquisition will be accounted for using the acquisition method of accounting whereby the acquired assets and liabilities will be recorded at their respective fair values and added to those of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.
Results of operations of StreetShares will be included in the operations of the Company beginning with the closing date of the acquisition. As of the date of issuance of these condensed consolidated financial statements, the initial acquisition and disclosures under ASC 805, Business Combinations, have not been prepared as the Company has not obtained all of the information necessary, nor has there been sufficient time, to complete the related activities.
Equity Grants

Pursuant to approval by the Company’s compensation committee and board of directors, in May 2022, the Company awarded approximately 1,852,330 service-based RSUs and 502,825 stock options. The stock option awards were granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. Service-based RSUs and stock options generally vest over four years, subject to the participant’s continued service relationship with the Company through each such vesting date.

Special Note about Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. You should not rely upon forward-looking statements as predictions of future events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•the impact of the novel coronavirus, or COVID-19, pandemic and other global financial, economic and political events on our industry, business and results of operations;
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
In this Quarterly Report on Form 10-Q, the terms “MeridianLink,” “we,” “us,” and “our” refer to MeridianLink, Inc. and its subsidiaries, unless the context indicates otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Annual Report on Form 10-K”), filed with the SEC on March 10, 2022. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and our 2021 Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on December 31. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
Overview
We are a leading provider of cloud-based software solutions for financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and consumer reporting agencies (“CRAs”). Financial institutions are undergoing digital transformation as they seek to transition business models, create new revenue streams, and increase customer engagement. We support our customers’ digital transformations by helping them create a superior consumer experience with our mission-critical loan origination software, or LOS, digital lending platform, and data analytics. Our solutions allow our customers to meet their clients’ financial needs across the institution, which enables improved client acquisition and retention. Additionally, our solutions allow our customers to operate more efficiently by enabling automated loan decisioning and enhanced risk management.
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
We have continuously invested in expanding and improving our solutions since they were first introduced two decades ago, and we intend to continue investing both organically and inorganically through acquisitions to expand our portfolio. We are focused on introducing new solutions and enhancing services and capabilities in areas including digital lending, data insights, and collections to further expand our reach into the consumer lending markets. In addition to developing our solutions organically, such as the combination of our capabilities to create our patented consumer debt optimization functionality, we may selectively pursue acquisitions, joint ventures, or other strategic transactions that provide additional capabilities or customers, or both. Acquisitions to date have included CRIF Lending Solutions (“CRIF”) in June 2018, and Teledata Communications, Inc. (“TCI”) in November 2020. TCI is the creator of DecisionLender, a SaaS loan origination solution. We believe that with the addition of TCI, our position as a vendor of choice is enhanced among financial institutions seeking solutions to manage their needs from initiation of client relationships to facilitating the extension of credit to their clients. In December 2020, we acquired all of the assets of TazWorks, LLC (“TazWorks”). TazWorks provides software and data solutions to CRAs focused on the employment and tenant screening market, a market that is adjacent and complementary to our current solutions for credit-focused CRAs. In April 2021, we acquired Saylent Technologies, Inc. (“Saylent”), a data analytics and marketing solution that offers insights to financial institutions that help drive account and credit and debit card usage and enabled us to more rapidly bring to market our MeridianLink Engage product.
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has had widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices (including in California where our corporate headquarters are located). Federal and state governments have implemented various measures in an effort to contain the virus and different variants of the virus that have emerged, some of which have been subsequently rescinded or modified, have caused, and we expect will continue to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide.
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
There continues to be uncertainty as to the duration and extent to which the COVID-19 pandemic, as well as the emergence of new variants, may adversely impact our business operations, financial performance, and results of operations, as well as macroeconomic conditions, at this time. See Part II, Item 1A. “Risk Factors” for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.
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
We intend to continue to increase our investments in our implementation and customer support teams and technology infrastructure to serve our customers and support our growth. We expect cost of revenues to continue to grow in absolute dollars, after adjusting for one-time share-based compensation charges resulting from our corporate conversion and initial public offering (“IPO”), as we grow our business but to fluctuate as a percentage of revenues based principally on the level and timing of implementation and support activities and other related costs. For more information on our corporate conversion in connection with our IPO, see Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Gross Profit and Gross Margin
Gross profit is revenues less cost of revenues, and gross margin is gross profit as a percentage of revenues. Gross profit has been, and will continue to be, affected by various factors, including the mix of our subscription fees, professional service and other revenues, the costs associated with our personnel, third-party vendors, and cloud-based hosting services, and the extent to which we expand our implementation and customer support services. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors. Our gross margin was 66.3% and 71.3% for the three months ended March 31, 2022 and 2021, respectively.
Operating Expenses
General and Administrative
General and administrative expenses consist primarily of salaries and other personnel-related costs, including employee benefits, bonuses, and share-based compensation, of our administrative, finance and accounting, information systems, legal, and human resources employees. General and administrative expenses also include consulting and professional fees, insurance, franchise taxes, and travel.
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

We expect to continue to incur incremental expenses associated with the growth of our business and to meet increased compliance requirements associated with operating as a public company. These expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance, and investor relations activities, partially offset by the termination of sponsor-related costs. As a result, we expect our general and administrative expenses to increase in absolute dollars, after adjusting for one-time share-based compensation charges resulting from our corporate conversion and IPO, but to decrease as a percentage of revenues over the long term as we scale the business and continue to adjust to being a public reporting company.
Research and Development
Research and development expenses include salaries and other personnel-related costs, including employee benefits, bonuses, and share-based compensation. Research and development expenses also include third-party contractor expenses, software development costs, allocated overhead, and other related expenses incurred in developing new solutions and enhancing existing solutions.
Certain research and development costs that are related to our internal software development, which include salaries and other personnel-related costs attributed to certain programmers, software engineers, and quality control teams, are capitalized and are included in intangible assets, net on the condensed consolidated balance sheets.
We believe that continuing to improve and enhance our solutions is essential to maintaining our reputation for innovation and growing our customer base and revenues. We plan to continue investing in research and development by increasing the number of our software developers. As a result, we expect our research and development expenses to increase in absolute dollars, after adjusting for one-time share-based compensation charges resulting from our corporate conversion and IPO, over the long term as we scale the business, including through integration of our acquisitions.
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
Sales and marketing expenses are also impacted by the timing of significant marketing programs such as our annual client conference, which we typically hold during the second quarter. We plan to continue investing in sales and marketing by increasing our number of sales and marketing personnel and expanding our sales and marketing activities. As a result, we expect our sales and marketing expenses to increase in absolute dollars, after adjusting for one-time share-based compensation charges resulting from our corporate conversion and IPO, and as a percentage of revenues over the long term as we scale the business and integrate our acquisitions. We believe these investments will help us build brand awareness, add new customers, and expand sales to our existing customers as they continue to buy more solutions from us.
Total Other (Income) Expense, Net
Total other (income) expense, net consists primarily of interest expense, net. Interest expense consists of interest attributable to our credit facilities and amortization of lender-related fees and other direct incremental costs of securing financing, partially offset by interest income from our interest-bearing cash accounts.
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

We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is subsequently determined that deferred tax assets would be more likely than not realized in the future, in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. After a review of the four sources of taxable income (as described above), and after consideration of our continuing cumulative income position, inclusive of impact from permanent differences, as of March 31, 2022, we have not recorded a valuation allowance on its deferred tax assets.
We have recorded an uncertain tax position with respect to our R&D credits. There are no penalties or interest recorded on these liabilities as the credits have not yet been fully utilized, and therefore the uncertain tax position is recorded primarily as a reduction of the deferred tax asset related to these credits.

Results of Operations
Condensed Consolidated Statements of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

Condensed consolidated statements of operations data	Three Months Ended March 31,
(in thousands, except share and unit and per share and per unit amounts)	2022	2021
Revenues, net	$72,754	$67,811
Cost of revenues:
Subscription and services(1)	21,104	16,614
Amortization of developed technology	3,434	2,862
Total cost of revenues	24,538	19,476
Gross profit	48,216	48,335
Operating expenses:
General and administrative(1)	18,187	17,595
Research and development(1)	8,409	6,986
Sales and marketing(1)	4,743	3,599
Acquisition related costs	2,283	750
Total operating expenses	33,622	28,930
Operating income	14,594	19,405
Other (income) expense, net:
Other income	(163)	(20)
Interest expense, net	4,358	10,062
Total other expense, net	4,195	10,042
Income before provision for income taxes	10,399	9,363

Provision for income taxes	2,920	2,132
Net income	$7,479	$7,231

Class A preferred return	—	(8,932)
Net income (loss) attributable to common stockholders	$7,479	$(1,701)

Net income (loss) per share:
Basic	$0.09	$(0.03)
Diluted	0.09	(0.03)
Weighted average common stock outstanding
Basic	79,974,071	51,551,231
Diluted	82,228,936	51,551,231
______________
(1)Share-based compensation is as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$965	$72
General and administrative	1,381	353
Research and development, net of amounts capitalized	1,077	82
Sales and marketing	385	136
Total share-based compensation expense	$3,808	$643

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenues, net

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Revenues, net	$72,754	$67,811	$4,943	7%
Revenues increased $4.9 million, or 7%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Lending Software Solutions saw a 9% increase primarily from new and ramping customers as well as volume and revenue increases from existing customers. Lending Software Solutions growth was partially offset by a decline in Data Verification Software Solutions revenue, driven primarily by the anticipated decline in mortgage refinance application volumes. For both of our solutions, we receive incremental revenues if customers exceed their minimum commitments for monthly transactions, which typically is based off of number of applications or closed and funded loans for Lending Software Solutions and credit, tenant, or employment verification reports for our Data Verifications Software Solutions.
Cost of Revenues and Gross Profit
Subscription and services

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Subscription and services	$21,104	$16,614	$4,490	27%
Subscription and services cost of revenues increased $4.5 million, or 27%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was partially due to $1.1 million in additional third-party costs, driven by higher revenue volume, and an increase of $0.9 million in stock compensation expense primarily related to the vesting of options and new equity grants upon completion of our IPO. The remaining increase was related to higher compensation and benefits spend, largely from additional employee headcount.
Amortization of Developed Technology

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Amortization of Developed Technology	$3,434	$2,862	$572	20%
Amortization of developed technology increased $0.6 million, or 20%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was due to increased amortization for internally developed software and additional amortization on developed technology from the acquisition of Saylent.

Gross Profit

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Gross Profit	$48,216	$48,335	$(119)	—%
Gross profit decreased $0.1 million, or 0.2%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily due to an increase of revenues, as described above, more than offset by an increase in cost of revenues due to an increase in third-party costs, share-based compensation expense, and increased personnel-related expenses from increased employee headcount.

Operating Expenses
General and Administrative

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
General and Administrative	$18,187	$17,595	$592	3%
General and administrative expenses increased $0.6 million, or 3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase includes an additional $1.0 million stock compensation expense primarily related to the vesting of options and new equity grants upon completion of our IPO, and $1.2 million increased insurance costs for director and officer insurance. The increase was mostly offset by lower advisory services spend compared to 2021, as prior year costs were higher in connection with our IPO.
Research and Development

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Research and Development	$8,409	$6,986	$1,423	20%
Research and development expenses increased $1.4 million, or 20%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an additional $1.1 million stock compensation expense related to the vesting of options and new equity grants upon completion of our IPO, and additional personnel-related expenses from increased employee headcount.

Sales and Marketing

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Sales and Marketing	$4,743	$3,599	$1,144	32%
Sales and marketing expenses increased $1.1 million, or 32%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an additional $0.3 million stock compensation expense related to the vesting of options and new equity grants upon completion of our IPO, as well as additional personnel-related expenses from increased headcount on our sales and marketing teams.

Acquisition Related Costs

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Acquisition Related Costs	$2,283	$750	$1,533	204%
Acquisition related costs increased $1.5 million, or 204%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to higher acquisition costs for StreetShares during 2022 compared to Saylent during 2021, as well as additional professional services costs incurred while pursuing other strategic opportunities.

Total Other Expense, net

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Total Other Expense, net	$4,195	$10,042	$(5,847)	(58)%
Total other expense, net decreased $5.8 million, or 58%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was due to lower interest expense on debt during 2022 as a result of principal repayments and debt refinancing that occurred in 2021.
Provision for Income Taxes

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Provision for Income Taxes	$2,920	$2,132	$788	37%
Provision for income taxes increased $0.8 million, or 37%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to increased income before provision for income taxes and an increase in permanent tax differences including acquisition related costs and certain share-based compensation that are not tax deductible.

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

As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents of $146.7 million and unused capacity under our revolving line of credit of $50.0 million. Based upon our current levels of operations, we believe that our cash flows from operations along with our other sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.
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
One lease is with a related party with a term date of December 2022. The monthly payments during each of the three months ended March 31, 2022 and 2021 were $0.1 million.
Long-Term Debt
For a detailed description of our long-term debt, please see Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on 10-Q.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Net cash provided by (used in):
Operating activities	$34,863	$28,697	$6,166	21%
Investing activities	(1,941)	(86,695)	84,754	(98)%
Financing activities	179	93,769	(93,590)	100%
Net increase in cash, cash equivalents, and restricted cash	$33,101	$35,771	$(2,670)	7%

Cash Flows from Operating Activities
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, and payments to third-party vendors.
Operating cash flow is derived by adjusting our net income (loss) for non-cash operating items, such as depreciation and amortization, amortization of debt issuance costs, share-based compensation expense, deferred income taxes, loss on disposal of fixed assets, and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.
For the three months ended March 31, 2022, cash provided by operating activities was $34.9 million, primarily driven by net income adjusted for depreciation and amortization, share-based compensation expense, and deferred income taxes. Net income was $7.5 million, adjusted by non-cash charges of $20.0 million and an increase of $7.4 million in operating assets and liabilities. The non-cash charges consist primarily of depreciation and amortization of $12.9 million, share-based compensation of $3.8 million, and deferred income taxes of $2.7 million. Net cash inflows from changes in operating assets and liabilities of $7.2 million primarily consisted of increased deferred revenue of $14.6 million, partially offset by increased accounts receivable of $7.2 million and an increase in prepaid expenses and other assets of $0.5 million.
For the three months ended March 31, 2021, the net cash inflows from changes in operating assets and liabilities of $4.9 million primarily consisted of increases in deferred revenue of $15.2 million, accounts payable of $0.2 million, and accrued liabilities of $0.1 million, partially offset by an increase in accounts receivable of $9.0 million, increase in prepaid expenses and other assets of $1.6 million, and a decrease in deferred rent of $0.1 million.
Cash Flows from Investing Activities
Net cash used in investing activities of $1.9 million for the three months ended March 31, 2022 consisted of $1.5 million for capitalized software additions and $0.4 million for purchases of property and equipment.
Net cash used in investing activities of $86.7 million for the three months ended March 31, 2021 included $85.6 million of cash paid for the acquisition TazWorks, $0.8 million for capitalized software additions, and $0.2 million cash paid for purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2022 consisted entirely of proceeds from exercise of stock options.
Net cash provided by financing activities of $93.8 million for three months ended March 31, 2021 consisted of $100.0 million in proceeds from issuance of long-term debt, partially offset by $1.3 million of principal payments of long-term debt, $2.0 million of payments of debt issuance costs, $1.9 million of repurchases of units, $1.0 million payments of deferred offering costs.
Recent Accounting Pronouncements
See Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.

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
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires estimates, judgments, and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses and the related disclosures of contingent liabilities in our unaudited condensed consolidated financial statements and accompanying notes. We have identified revenue recognition, contract balances, accounts receivable, deferred revenues, fair value of financial instruments, research and development and capitalized software, share-based compensation, business combinations, goodwill and intangible assets, impairment of long-lived assets, and income taxes to be critical accounting policies and estimates.
We evaluate our estimates, judgments, and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
There have been no material changes to our critical accounting policies and estimates since December 31, 2021. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Significant Judgments” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our exposures to market risk since December 31, 2021. For a full discussion of our exposures to market risks, see “quantitative and Qualitative Disclosures about Market Risk” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
Investing in our common stock involves substantial risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the financial statements and the related notes, before deciding to invest in our common stock. Any of the risk factors we describe below could have a material adverse effect on our business, financial condition, results of operations, cash flow, and prospects. The market price of our common stock could decline if one or more of these risks or uncertainties develop into actual events, causing you to lose all or part of your investment. Other risks, events, and uncertainties that we do not currently anticipate or that we currently deem immaterial may also affect our business. Certain statements contained in the risk factors described below are forward-looking statements. See the section titled “Special Note Regarding Forward-Looking Statements” for more information.
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
•Opportunities to grow our business may be limited by inability to identify suitable partnerships, acquisitions, or new business opportunities, or to effectively integrate businesses we acquire.
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
From time to time, we consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. For example, in April 2022, we acquired StreetShares, a financial technology company that provides digital small business lending technology to banks and credit unions. We may also enter into relationships with other businesses to expand our products, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. If an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. We may not integrate an acquired company smoothly, successfully, or within our budgetary expectations and anticipated timetable. If we are successful in acquiring additional businesses, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

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
In addition, mortgage interest rates have risen from historic lows and many economists predict that mortgage interest rates will rise further in 2022. Mortgage interest rates are influenced by a number of factors, particularly monetary policy. The Federal Reserve Bank has begun to raise the Federal funds rate in light of recent higher than expected inflation in the United States or otherwise and has signaled expectations to begin selling Fannie Mae and Freddie Mac mortgage-backed securities, each of which would likely cause mortgage interest rates to rise. Increases in mortgage interest rates would reduce the volume of new mortgages originated, in particular the volume of mortgages refinanced.
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
All of our revenues are derived from customers in the financial services industry, an industry which has experienced significant pressure in recent years due to economic uncertainty, low interest rates, liquidity concerns, and increased regulation. In the past, financial institutions have experienced consolidation, distress, and failure. It is possible these conditions may reoccur. If any of our customers merge with or are acquired by other entities, such as financial institutions that have internally developed technology products or that are not our customers or use our software solutions less, we may lose business. Additionally, changes in management of our customers could result in delays or cancellations of the implementation of our software solutions. Consolidation could also produce a smaller number of large customers, which could increase their bargaining power and lead to lower prices or more favorable terms for our customers. Our business may also be materially and adversely affected by weak economic conditions in the financial services industry. Any downturn in the financial services industry may cause our customers to reduce their spending on technology or cloud-based financial products or to seek to terminate or renegotiate their contracts with us. Additionally, a prolonged economic slowdown may result in reduced consumer demands for loans and reduced application volume for credit, employment, tenant, or other forms of screening, which would negatively impact our revenues from existing customers due to the volume-based aspect of our customer agreements. Due to recent increases in inflation, the U.S. Federal Reserve has indicated that it will increase interest rates, which could also reduce consumer demand for loans and materially and adversely impact our business. Moreover, even if the overall economy is robust, economic fluctuations caused by factors such as the U.S. Federal Reserve changing interest rates or otherwise managing market liquidity may cause potential new customers and existing customers to become less profitable and therefore forego or delay purchasing our software solutions or reduce the amount of spend with us, which would also materially and adversely affect our business.
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

COVID-19 has impacted, and may continue to impact, our business operations, employees, customers, their clients, the industries in which our customers operate, partners, suppliers, and communities. We have taken certain measures, and will continue to implement applicable steps, to manage the evolving risks and uncertainties. We have largely suspended travel for employees, temporarily closed our offices, virtually conducted our user forums, and, since mid-March 2020, have requested that our employees work remotely. We are beginning to phase in travel for our employees, and we are conducting our first in-person user forum since the COVID-19 pandemic began in May 2022. While we have been operating effectively under our remote work model, and we do not foresee it changing, we cannot be certain that a prolonged remote work model will continue to be effective or will not introduce new operational difficulties that could result in harm to our business. Our shift to remote work has caused us to assess our IT security measures, identify any vulnerabilities, and enhance protections against unauthorized access to our network and systems. While we have not yet experienced a network breach or intrusion as a result of moving to a remote work model, we are unable to unequivocally affirm that the protective measures we have taken will remain sufficient given the ever-changing threat landscape, and any such related security compromise that may occur could materially and adversely impact our business, results of operations, or reputation.
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
The financial services industry in the United States, and, in particular, the consumer lending and mortgage industries, are heavily regulated. Our software solutions are designed to assist our customers with their compliance of consumer protection laws and institutionally mandated compliance policies and, therefore, must continually be updated to incorporate changes to such laws and policies. For example, we made the decision to make certain changes to our software solutions to assist our customers with compliance with modifications to the Truth in Lending Act, or TILA. Federal and state governments and agencies could enact legislation or other policies that could negatively impact the business of our customers and our product partners. Any changes to existing laws or regulations or adoption of new laws or regulations that increase restrictions on the consumer lending and mortgage industries may decrease usage and volumes transacted with our solutions or otherwise limit the ability of our customers and our product partners to operate their businesses, resulting in decreased usage of our software solutions. Updates that we have undertaken in the past have caused us to incur significant expense, and future updates to address such legal and regulatory developments will likely similarly cause us to incur significant expense.

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
Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, foreign export controls and trade sanctions, and similar laws, could subject us to penalties and other adverse consequences.
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
We have a significant amount of goodwill and other intangibles. Our goodwill and other intangible asset balances as of March 31, 2022 were approximately $564.8 million and $287.9 million, respectively. We test goodwill at least annually, on October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. Testing involves estimates and judgments by management. Such assets are considered to be impaired when the carrying value of an intangible asset exceeds its estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. While no impairment has been recorded in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, any future impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

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
We are subject to interest rate risk on floating interest rate borrowings under our credit facilities. Borrowings under our credit facilities use LIBOR as a benchmark for establishing the interest rate. In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated that it would phase out LIBOR as a benchmark after 2021 to allow for an orderly transition to an alternative reference rate, and have since initiated the phase-out of LIBOR. Our term loan and revolving credit facilities provide for alternative methods of calculating the interest rate payable on such facilities by moving through a waterfall of defined successor SOFR-based benchmark interest rates (or, if a SOFR-based benchmark rate is not available, such rate as agreed between us and the administrative agent of the credit facility), along with technical changes to reflect the adoption of any such new benchmark rate upon the occurrence of certain triggering events. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Furthermore, the consequences of the transition from LIBOR could result in an increase in the cost of our borrowings on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Uncertainty as to the nature of such phase out and selection of an alternative reference rate, together with disruption in the financial markets, could have a material adverse effect on our financial condition, results of operations and cash flows, and may adversely affect our ability to obtain future debt financing on favorable terms.
Amendments to existing, or enactment of new unfavorable, tax laws, rules, or regulations could adversely affect our financial position.
Changes in applicable U.S. federal, state, and local income taxation laws, rules, or regulations, or their interpretation and application, including possible retroactive effect, could adversely affect our tax expense and profitability. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. For example, many provisions of the Tax Cuts and Jobs Act of 2017 and the CARES Act, enacted in March 2020, still require guidance through the issuance or finalization of regulations by the U.S. Treasury Department in order to fully assess their effects. There may be substantial delays before such regulations are promulgated or finalized as well as proposed technical corrections or other legislation, resulting in uncertainty as to their ultimate effects. The CARES Act included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations, and payroll tax matters. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have an adverse effect on our financial position.

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
We have and, for so long as we remain a controlled company, expect to continue to use some or all of these exemptions. Additionally, our executive officers, directors, and the Thoma Bravo Funds beneficially own approximately 69.8% of our issued and outstanding shares of common stock as of May 6, 2022. These stockholders may be able to determine all matters requiring stockholder approval including, but not limited to, elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Thoma Bravo has a controlling influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
As of May 6, 2022, Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, and its related entities beneficially own, in the aggregate, approximately 50.2% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy and would have sufficient voting power to determine the outcome of all matters requiring stockholder approval. These matters may include:
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
•major catastrophic events in domestic and foreign markets; and
•the other factors described in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of IPO Proceeds
On July 27, 2021, the Registration Statement on Form S-1 (File No. 333-255680) relating to our IPO was declared effective by the SEC. There has been no material change in the use of proceeds from our IPO as described in our final prospectus dated July 27, 2021 and as filed with the SEC on July 28, 2021 pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.
Item 3. Default upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibit Index

Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Registrant.	10-Q	3.1	September 7, 2021

3.2	Bylaws of the Registrant.	S-1	3.3	April 30, 2021

4.1	Specimen Common Stock Certificate.	S-1	4.1	April 30, 2021

4.2	Registration Rights Agreement, dated May 31, 2018, by and among the Registrant and certain of its shareholders.	S-1	4.2	April 30, 2021

31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	Filed herewith
_____________________
#    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIANLINK, INC.

Dated: May 12, 2022	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2022	By:	/s/ Chad Martin
	Name:	Chad Martin
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)