Form 10-Q
period 2022-06-30
MeridianLink, Inc.
filed 2022-08-09
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of August 5, 2022 there were 80,789,668 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MeridianLink, Inc.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021	4

	Condensed Consolidated Statements of Preferred Units and Stockholders' Equity / Members’ Deficit for the three and six months ended June 30, 2022 and 2021	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 3.	Defaults Upon Senior Securities	74

Item 4.	Mine Safety Disclosures	74

Item 5.	Other Information	74

Item 6.	Exhibits	75

	Signatures	77

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIANLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	June 30, 2022 (unaudited)	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$100,259	$113,645
Accounts receivable, net of allowance for doubtful accounts	33,876	24,913
Prepaid expenses and other current assets	9,402	9,398
Escrow deposit	30,000	—
Total current assets	173,537	147,956
Property and equipment, net	5,330	5,989
Right of use assets	2,562	—
Intangible assets, net	293,430	298,597
Deferred tax assets, net	10,818	4,286
Goodwill	569,129	564,799
Other assets	4,153	4,266
Total assets	$1,058,959	$1,025,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,563	$2,335
Accrued liabilities	28,020	24,667
Deferred revenue	23,259	14,707
Current portion of long-term debt, net of debt issuance costs	3,362	2,139
Total current liabilities	56,204	43,848
Long-term debt, net of debt issuance costs	424,439	425,371
Long-term deferred revenue	378	—
Deferred rent	—	396
Other long-term liabilities	1,621	—
Total liabilities	482,642	469,615
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 80,475,781 and 79,734,984 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	126	88
Additional paid-in capital	607,085	596,542
Accumulated deficit	(30,894)	(40,352)
Total stockholders’ equity	576,317	556,278
Total liabilities and stockholders’ equity	$1,058,959	$1,025,893
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share/unit and per share/unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net	$72,987	$68,474	$145,741	$136,285
Cost of revenues:
Subscription and services	23,376	17,997	44,480	34,611
Amortization of developed technology	3,850	3,109	7,284	5,971
Total cost of revenues	27,226	21,106	51,764	40,582
Gross profit	45,761	47,368	93,977	95,703
Operating expenses:
General and administrative	20,806	16,591	38,993	34,186
Research and development	10,487	7,288	18,896	14,274
Sales and marketing	5,465	4,224	10,208	7,823
Acquisition related costs	103	31	2,386	781
Total operating expenses	36,861	28,134	70,483	57,064
Operating income	8,900	19,234	23,494	38,639
Other (income) expense, net:
Other income	(216)	(10)	(379)	(30)
Interest expense, net	5,436	9,846	9,794	19,908
Total other expense, net	5,220	9,836	9,415	19,878
Income before provision for income taxes	3,680	9,398	14,079	18,761

Provision for income taxes	1,508	1,966	4,428	4,098
Net income	$2,172	$7,432	$9,651	$14,663

Class A preferred return	—	(9,232)	—	(18,165)
Net income (loss) attributable to common stockholders	$2,172	$(1,800)	$9,651	$(3,502)

Net income (loss) per share:
Basic	$0.03	$(0.03)	$0.12	$(0.07)
Diluted	0.03	(0.03)	0.12	(0.07)
Weighted average common stock outstanding:
Basic	80,418,520	52,015,526	80,197,832	51,843,086
Diluted	82,223,181	52,015,526	82,251,322	51,843,086
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
(unaudited)
(in thousands, except share/unit and per share/unit data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	79,734,984	$88	$596,542	$(40,352)	$556,278
Vesting of restricted stock awards	484,401	32	—	—	32
Vesting of RSUs	76,937	—	—	—	—
Issuance of common stock due to exercise of stock options	28,909	—	179	—	179
Share-based compensation expense	—	—	3,887	—	3,887
Net income	—	—	—	7,479	7,479
Balance at March 31, 2022	80,325,231	$120	$600,608	$(32,873)	$567,855
Vesting of restricted stock awards	92,209	6	—	—	6
Vesting of RSUs	4,656	—	—	—	—
Issuance of common stock due to exercise of stock options	1,000	—	7	—	7
Issuance of common stock through employee stock purchase plan	64,985	—	922	—	922
Repurchases of common stock	(12,300)	—	—	(193)	(193)
Share-based compensation expense	—	—	5,548	—	5,548
Net income	—	—	—	2,172	2,172
Balance at June 30, 2022	80,475,781	$126	$607,085	$(30,894)	$576,317

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

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$9,651	$14,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,376	24,957
Provision for doubtful accounts	—	89
Amortization of debt issuance costs	1,429	1,817
Share-based compensation expense	9,247	1,308
Loss on disposal of fixed assets	135	207
Loss on sublease liability	—	405
Other adjustments	—	(16)
Deferred income taxes	4,025	3,842
Changes in operating assets and liabilities:
Accounts receivable	(8,806)	(2,641)
Prepaid expenses and other assets	661	(1,774)
Accounts payable	(1,059)	(39)
Accrued liabilities	(2,065)	(3,081)
Deferred revenue	8,076	10,221
Deferred rent	—	(49)
Net cash provided by operating activities	47,670	49,909
Cash flows from investing activities:
Acquisition, net of cash acquired – TazWorks, LLC	—	(85,421)
Acquisition, net of cash and restricted cash acquired – Saylent Technologies, Inc.	—	(35,957)
Acquisition, net of cash and restricted cash acquired – StreetShares, Inc.	(23,059)	—
Escrow deposit	(30,000)	—
Capitalized software additions	(4,079)	(2,216)
Purchases of property and equipment	(480)	(553)
Net cash used in investing activities	(57,618)	(124,147)
Cash flows from financing activities:
Repurchases of common stock	(193)	—
Repurchases of Class A Units	—	(54)
Repurchases of Class B Units	—	(1,887)
Proceeds from exercise of stock options	186	—
Proceeds from employee stock purchase plan	922	—
Proceeds from long-term debt	—	100,000
Principal payments of long-term debt	(1,088)	(2,590)
Payment of Regulation A+ investor note	(3,265)	—
Payments of debt issuance costs	—	(1,970)
Payments of Class A cumulative preferred return	—	(12)
Payments of deferred offering costs	—	(2,008)
Holdback payment to sellers of MeridianLink	—	(25,665)
Net cash provided by (used in) financing activities	(3,438)	65,814
Net decrease in cash, cash equivalents and restricted cash	(13,386)	(8,424)
Cash, cash equivalents and restricted cash, beginning of period	113,645	39,881
Cash, cash equivalents and restricted cash, end of period	$100,259	$31,457
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$100,259	$29,236
Restricted cash	—	2,221
Cash, cash equivalents, and restricted cash	$100,259	$31,457

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,337	$18,078
Cash paid for income taxes	762	212
Non-cash investing and financing activities:
Regulation A+ investor note assumed in business combination	$3,265	$—
Initial recognition of operating lease liability	3,372	—
Initial recognition of operating lease right-of-use asset	2,627	—
Share-based compensation expense capitalized to software additions	188	—
Purchases of property and equipment included in accounts payable and accrued expenses	93	56
Vesting of restricted stock awards and RSUs	38	—
Related party receivable net against holdback payment to prior shareholders	—	4,335
Paycheck Protection Program ("PPP") Loan forgiven, reclassified from long- and short-term debt to payable due to sellers of Teledata Communications, Inc.	—	2,142
Deferred offering costs included in accounts payable and accrued expenses	—	327
Vesting of Class B Units	—	47

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
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, enacted in March 2020 in response to the pandemic. The CARES Act did not have a material impact on the Company's income tax provision in 2021 and 2022. As of June 30, 2022, the Company deferred $0.8 million of payments related to employer social security taxes, which will be due on December 31, 2022 and are included in accrued liabilities on the Company’s condensed consolidated balance sheets.
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
Unaudited Condensed Consolidated Financial Information
In the Company's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from these unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Annual Report”). The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other period.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, and other revenue items requiring significant judgment; share-based compensation; the fair value of acquired intangibles and contingent consideration; the capitalization of software development costs; the useful lives of long-lived intangible assets; impairment of goodwill and long-lived assets; and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The Company has entered into subleases, or has made decisions and taken actions to exit and sublease certain unoccupied leased office space. Sublease income is recorded as a reduction of rent expense straight-line over the term of the sublease. The Company tests ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease. No impairment of ROU assets was recorded during the six months ended June 30, 2022.
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
The Company adopted the new standard on January 1, 2022, prospectively, for business combinations that occur subsequent to the adoption date. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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
Note 3 – Revenue Recognition
Disaggregation of Revenue
The following table disaggregates the Company’s net revenues by solution type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lending Software Solutions	$51,668	$45,243	$100,835	$88,377
Data Verification Software Solutions	21,319	23,231	44,906	47,908
Total	$72,987	$68,474	$145,741	$136,285
Lending Software Solutions accounted for 71% and 66% of total revenues for the three months ended June 30, 2022, and 2021, respectively. Data Verification Software Solutions accounted for 29% and 34% of total revenues for the three months ended June 30, 2022 and 2021, respectively.
Lending Software Solutions accounted for 69% and 65% of total revenues for the six months ended June 30, 2022, and 2021, respectively. Data Verification Software Solutions accounted for 31% and 35% of total revenues for the six months ended June 30, 2022 and 2021, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The following table disaggregates the Company’s net revenues by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subscription fees	$63,529	$60,427	$126,998	$120,743
Professional services	6,665	5,615	13,777	11,106
Other	2,793	2,432	4,966	4,436
Total revenues	$72,987	$68,474	$145,741	$136,285
Deferred Revenue
The deferred revenue balance consists of subscription and implementation fees which have been invoiced up front and are recognized as revenue only when the revenue recognition criteria are met. The Company’s subscription contracts are typically invoiced to its customers annually, and revenue is recognized ratably over the service term. Any fees invoiced up front for contracts that have a service term that extend multiple years, the portion of deferred revenue that will be recognized beyond 12 months from the date of the financial statements, are classified as long-term deferred revenue. The Company believes that it is the passage of time that corresponds to the satisfaction of its subscription implementation and professional services performance obligations, so the appropriate measurement of progress is a time-based input method based on estimated or projected hours to complete the professional services.

The changes in the Company’s deferred revenue as of June 30, 2022 and 2021 were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Deferred revenue, beginning balance	$14,707	$10,873
Billing of transaction consideration	154,671	146,506
Revenue recognized	(145,741)	(136,285)
Deferred revenue, ending balance	$23,637	$21,094
Deferred revenue, current	23,259	21,094
Long-term deferred revenue	378	—
Total deferred revenue	$23,637	$21,094
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

	Six Months Ended June 30,
	2022	2021
Beginning balance	$5,835	$3,207
Additions	1,326	1,940
Amortization	(1,185)	(594)
Ending balance	$5,976	$4,553
Contract cost assets, current	2,704	1,796
Contract cost assets, noncurrent	3,272	2,757
Total deferred contract cost assets	$5,976	$4,553

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Allowance for Doubtful Accounts
Allowance for doubtful accounts as of June 30, 2022 and December 31, 2021 was $0.1 million and $0.2 million, respectively.
Note 4 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Prepaid expenses	$5,739	$6,752
Contract cost assets – current	2,704	2,402
Others	959	244
Total prepaid expenses and other current assets	$9,402	$9,398
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Computer equipment and software	$8,553	$7,995
Leasehold improvements	3,015	2,994
Office equipment and furniture	1,206	1,378
Total	12,774	12,367
Less: Accumulated depreciation	(7,444)	(6,378)
Property and equipment, net	$5,330	$5,989
Depreciation expense amounted to $0.6 million for both the three months ended June 30, 2022 and 2021, and $1.1 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively. The Company disposed of office furniture that resulted in a loss of $0.0 million and $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively. The losses are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of June 30, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$331,000	$(115,773)	$215,227
Developed technology	88,100	(34,592)	53,508
Trademarks	24,275	(8,822)	15,453
Non-competition agreements	600	(375)	225
Capitalized software	15,170	(6,153)	9,017
Total intangible assets, net	$459,145	$(165,715)	$293,430

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

	As of December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$328,600	$(99,320)	$229,280
Developed technology	74,800	(29,207)	45,593
Trademarks	24,175	(7,474)	16,701
Non-competition agreements	600	(225)	375
Capitalized software	10,902	(4,254)	6,648
Total intangible assets, net	$439,077	$(140,480)	$298,597
The weighted average remaining useful lives for intangible assets at June 30, 2022 were as follows:

Weighted Average Remaining Useful Life
Customer relationships	7 years
Developed technology	5 years
Trademarks	6 years
Non-competition agreements	1 year
Capitalized software	3 years
Amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$3,850	$3,109	$7,284	$5,971
General and administrative expense	9,042	8,909	17,951	17,815
Total amortization expense	$12,892	$12,018	$25,235	$23,786
The estimated future amortization of intangible assets as of June 30, 2022 was as follows (in thousands):

Years ending December 31,
2022 (remaining six months)	$25,959
2023	50,292
2024	48,343
2025	42,743
2026	39,324
Thereafter	86,769
Total amortization expense	$293,430

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Accrued payroll and payroll-related expenses	$9,462	$8,522
Accrued costs of revenues	5,335	2,217
Accrued operating costs	3,084	2,099
Accrued bonuses	3,027	6,708
Sales tax liability from acquisitions	2,939	2,939
Lease liability – current	1,490	233
Other accrued expenses	2,683	1,949
Total accrued liabilities	$28,020	$24,667
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
Other Contractual Commitments
The Company’s contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription arrangements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of June 30, 2022 are as follows (in thousands):

Contractual Commitments
Years ending December 31,
2022 (remaining six months)	$—
2023	375
2024	395
2025	10,251
Total	$11,021
Note 6 – Leases
The Company leases office space under various operating lease agreements that expire through December 2026. The Company recognizes the related rent expense on a straight-line basis over the term of each lease. Free rent and rental increases are recognized on a straight-line basis over the term of each lease.
As of June 30, 2022, the weighted average remaining lease term was 3 years and the weighted average discount rate was 5.0%. The Company does not have any finance leases as of June 30, 2022.
One lease is with a related party with a termination date of December 2022. The monthly payments during each of the six months ended June 30, 2022 and 2021 were $0.1 million. The monthly payments are subject to annual increases.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The Company also has subleases of former office spaces which expire at various dates from 2022 to 2024. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $0.1 million for both the three months ended June 30, 2022 and 2021, and $0.2 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. One of the subleases was entered into during March 2022 resulting in a total loss of $0.1 million from the disposal of related assets. The loss is included in general and administrative expense on the condensed consolidated statements of operations for the six months ended June 30, 2022.
Rent expense, gross of sublease income, has been recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Cost of revenues	$149	$310
General and administrative	157	203
Research and development	88	185
Sales and marketing	43	86
Total rent expense	$437	$784
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$927
Operating lease assets obtained in exchange for new operating lease liabilities	613
The following table presents supplemental balance sheet information about the Company’s leases (in thousands):

As of June 30, 2022
Operating lease ROU assets	$2,562

Operating lease liabilities, current	$1,490
Noncurrent operating lease liabilities	1,605
Total operating lease liabilities	$3,095

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
As of June 30, 2022, remaining maturities of lease liabilities were as follows (in thousands):

	Related Party	Third Party	Total
Years Ending December 31,
2022 (remaining six months)	$438	$534	$972
2023	—	1,092	1,092
2024	—	676	676
2025	—	320	320
2026	—	244	244
Total operating lease payments (1)	$438	$2,866	$3,304
Less: imputed interest	(5)	(204)	(209)
Total operating lease liabilities	$433	$2,662	$3,095
______________
(1)Presented gross of sublease income. The Company expects to receive sublease income of approximately $0.2 million in the remainder of the year ended December 31, 2022, $0.1 million in 2023, and $0.0 million thereafter.
As of December 31, 2021, prior to the adoption of Topic 842, the aggregate future non-cancelable minimum rental payments and expected sublease receipts were as follows (in thousands):

	Related Party	Third Party	Sublease Receipts	Total
Years Ending December 31,
2022	$875	$736	$(293)	$1,318
2023	—	753	—	753
2024	—	722	—	722
2025	—	319	—	319
2026	—	244	—	244
Thereafter	—	—	—	—
Total future minimum lease payments	$875	$2,774	$(293)	$3,356
Rent expense for the three and six months ended June 30, 2021 was as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Cost of revenues	$217	$452
General and administrative	54	112
Research and development	139	292
Sales and marketing	65	130
Total rent expense	$475	$986
As of December 31, 2021, the Company had an accrued lease termination liability related to leased office space it ceased using during February 2021. The termination liability as of December 31, 2021 was $0.2 million. Upon adoption of Topic 842 on January 1, 2022, the termination liability was removed as an adjustment to the related right of use asset.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 7 – Long-Term Debt
Long-term debt consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
2021 Term loan	$433,913	$435,000
Debt issuance costs	(6,112)	(7,490)
Total debt, net	$427,801	$427,510
Less: Current portion of long-term debt
2021 Term loan	$4,350	$3,263
Debt issuance costs	(988)	(1,124)
Total current portion of long-term debt, net	3,362	2,139
Total non-current portion of long-term debt, net	$424,439	$425,371
Amortization of deferred financing fees was $0.9 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively. Total interest expense, excluding amortization of deferred financing fees, was $4.5 million and $9.1 million for the three months ended June 30, 2022 and 2021, respectively.

Amortization of deferred financing fees was $1.4 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. Total interest expense, excluding amortization of deferred financing fees, was $8.4 million and $18.1 million for the six months ended June 30, 2022 and 2021, respectively.
2021 Credit Agreement
On November 10, 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), which provides for a term loan facility (the “2021 Term Loan”) in an aggregate principal amount of $435.0 million, and a revolving credit facility (the “2021 Revolving Credit Facility”) in an aggregate principal amount of $50.0 million, inclusive of a $10.0 million letter of credit sub-facility. The Company used the proceeds from the 2021 Term Loan to pay all outstanding amounts due under the Company’s previous 2018 First Lien plus certain fees and expenses. The 2021 Term Loan and 2021 Revolving Credit Facility mature on November 10, 2028 and November 10, 2026, respectively. The Company has not drawn on the 2021 Revolving Credit Facility as of June 30, 2022.
The obligations under the 2021 Credit Agreement are secured by a lien on substantially all tangible and intangible property of the Company, subject to customary exceptions, limitations, and exclusions from the collateral.
The 2021 Credit Agreement contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require the Company to satisfy a financial covenant, and restricts or limits the ability of the Company to grant or incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales, and declare dividends on its capital stock, subject in each case to certain customary exceptions. A failure to comply with certain covenants could permit the lenders to declare the 2021 Term Loan, and any then outstanding borrowings on the 2021 Revolving Credit Facility, together with accrued interest and fees thereon, to be immediately due and payable. The Company was in compliance with all financial covenants of the 2021 Credit Agreement at June 30, 2022.
2021 Term Loan
Borrowings under the 2021 Term Loan bear interest at a variable rate, elected by the Company, equal to the Base Rate (as defined in the 2021 Credit Agreement) or the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement), plus, an initial margin based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined by the 2021 Credit Agreement), which was 3.00% at June 30, 2022. Beginning in June 2022, the Company is required to make quarterly principal payments equal to 0.25% of the original principal, with the remainder due at maturity.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Debt issuance costs of $7.6 million were included as a reduction of the debt balance on the condensed consolidated balance sheets and are amortized into interest expense over the contractual life of the loans using the effective interest method. Included in the debt issuance costs were $4.8 million incurred in connection with the 2021 Term Loan, and $2.8 million carried forward from the Company’s previous 2018 First Lien. The Company recognized $0.9 million and $1.4 million of amortization of debt issuance costs for the 2021 Term Loan during the three and six months ended June 30, 2022, respectively. The effective interest rate on the 2021 Term Loan was 6.2% as of June 30, 2022.
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
The 2021 Revolving Credit Facility also requires a quarterly commitment fee based on the Company’s consolidated first lien net leverage ratio. As of June 30, 2022, the applicable rate was 0.5%, which was applied against the $50.0 million unused revolving credit facility balance.
Future Principal Payments
Future principal payments of long-term debt as of June 30, 2022 were as follows (in thousands):

Years ending December 31,
2022 (remaining six months)	$2,175
2023	4,350
2024	4,350
2025	4,350
2026	4,350
Thereafter	414,338
Total	$433,913
Note 8 - Stockholders’ Equity
Stock Repurchase Program
In May 2022, the Company’s board of directors authorized a new stock repurchase program to acquire up to $75.0 million of the Company’s common stock, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, working capital needs, general business and market conditions, regulatory requirements, and other investment opportunities. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934. The repurchase program may be commenced, suspended, or terminated at any time by the Company at its discretion without prior notice.

The Company intends to retire the repurchased shares, which shall automatically return to the status of authorized but unissued shares of common stock. During the three months ended June 30, 2022, the Company repurchased 12,300 shares of its common stock for approximately $0.2 million, including commissions and fees. As of June 30, 2022, there was a total of $74.8 million remaining for repurchase under the stock repurchase program.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 9 – Share-based Compensation
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
Stock Options
A summary of stock option activity during the six months ended June 30, 2022 is as follows (in thousands, except options, price per option, and term amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding – January 1, 2022	4,256,812	$13.05	8.44	$42,429
Granted	530,858	16.72
Exercised	(29,909)	6.22
Forfeited	(139,379)	19.71
Outstanding – June 30, 2022	4,618,382	$13.32	8.12	$27,969,526
Vested and expected to vest in the future at June 30, 2022	4,618,382	13.32	8.12	27,969,526
Exercisable at June 30, 2022	2,426,974	$6.41	7.32	$25,133,657
The total fair value of options that vested during the three months ended June 30, 2022 and 2021 was $0.3 million and $0.2 million, respectively, and for the six months ended June 30, 2022 and 2021 was $1.8 million and $1.3 million, respectively.
The total intrinsic value of options exercised during both the three months ended June 30, 2022 and 2021 was $0.0 million, and for the six months ended June 30, 2022 and 2021 was $0.4 million and $0.0 million, respectively.
The Company recognized approximately $1.7 million and $0.5 million in share-based compensation expense related to time-based and performance-based stock options for the three months ended June 30, 2022 and 2021, respectively, and $3.1 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
During the three and six months ended June 30, 2022 and 2021, performance-based options were probable of vesting and, therefore, were included as part of share-based compensation expense.
As of June 30, 2022, there was approximately $22.8 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 2.87 years.
Restricted Stock Awards
The number of restricted stock awards that vested during the three and six months ended June 30, 2022 was 92,209 and 576,610, respectively. The liability balance as of June 30, 2022, related to the unvested RSAs was $0.0 million. As of June 30, 2022, the number of unvested RSAs amounted to 86,598. There were a total of 4,934 and 27,146 RSAs cancelled or forfeited during the three and six months ended June 30, 2022, respectively.
The Company recognized approximately $0.1 million and $0.2 million in share-based compensation expense related to RSAs for the three and six months ended June 30, 2022. The Company recognized $0.1 million and $0.3 million in share-based compensation expense during the three and six months ended June 30, 2021. Share-based compensation expense related to the excess of fair value per unit on date of issuance over the $0.06 per share purchase price paid by the participants, has been recognized as additional compensation expense attributable to the participants.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity during the six months ended June 30, 2022, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2022	1,073,529	$25.76
Granted	1,953,612	18.11
Vested	(81,593)	25.70
Forfeited	(78,449)	24.24
Non-vested – June 30, 2022	2,867,099	$20.59
As of June 30, 2022, 2,867,099 RSUs are expected to vest. The Company recognized approximately $3.6 million and $5.9 million in share-based compensation expense related to RSUs for the three and six months ended June 30, 2022, respectively.
As of June 30, 2022, there was approximately $60.3 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.32 years.
Employee Stock Purchase Program
As of June 30, 2022, the Company has issued 64,985 shares of common stock pursuant to the 2021 Employee Stock Purchase Plan under its employee stock purchase program (“ESPP”). As of June 30, 2022, there was approximately $0.2 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $0.2 million and $0.4 million of share-based compensation expense related to the ESPP for the three and six months ended June 30, 2022, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Share-Based Compensation
Share-based compensation for share-based awards granted to participants has been recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$1,251	$93	$2,215	$165
General and administrative	2,396	353	3,777	706
Research and development (1)	1,288	82	2,365	164
Sales and marketing	504	137	890	273
Total share-based compensation expense	$5,439	$665	$9,247	$1,308
______________
(1)Net of $0.1 million and $0.2 million additions to capitalized software on the Company’s condensed consolidated balance sheets during the three and six months ended June 30, 2022, respectively, and none during the three and six months ended June 30, 2021.
Note 10 – Income Taxes
In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. The Company’s provision for income taxes reflected an effective tax rate of approximately 41% and 21% for the three months ended June 30, 2022 and 2021, respectively, and 31% and 22% for the six months ended June 30, 2022 and 2021, respectively. During the three and six months ended June 30, 2022, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to R&D credits, state taxes, permanent differences related to share-based compensation expense, transaction expenses, and other expected permanent differences. During the three and six months ended June 30, 2021, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to R&D credits, state taxes, and expected permanent differences.
The Company has gross unrecognized tax benefits with respect to R&D credits of $2.2 million as of June 30, 2022 and $1.9 million as of December 31, 2021. There are no penalties or interest recorded on these liabilities as the credits have not yet been utilized.
The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (l) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. Based on the evaluation of the evidence and sources of taxable income, the Company has determined that no valuation allowance is necessary as of June 30, 2022.
Note 11 – Related Party Transactions
The Company has leased one property from a related party. Rental expense for this property totaled $0.2 million for both the three months ended June 30, 2022 and 2021, and $0.4 million for both the six months ended June 30, 2022 and 2021.
On May 31, 2018, the Company entered into an Advisory Services Agreement with Thoma Bravo, a private equity firm, that owns the majority of the Company through private equity funds managed by the firm. During the three and six months ended June 30, 2021, the Company recorded $0.5 million and $1.0 million, respectively, in general and administrative expenses on the accompanying condensed consolidated statements of operations for management and advisory fees. The Advisory Services Agreement was terminated upon completion of the IPO.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
During the three and six months ended June 30, 2022, the Company recorded $0.5 million and $0.9 million, respectively, in cost of sales for third party expenses with a Thoma Bravo affiliated company, and $0.5 million and $0.8 million, respectively, for the three and six months ended June 30, 2021. As of June 30, 2022, the Company had accounts payable of $0.0 million and accrued liabilities of $0.3 million with a Thoma Bravo affiliated company. As of December 31, 2021, the Company had accounts payable of $0.2 million and accrued liabilities of $0.2 million with a Thoma Bravo affiliated company.
Note 12 – Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$2,172	$(1,800)	$9,651	$(3,502)
Denominator:
Weighted average common stock outstanding:
Basic	80,418,520	52,015,526	80,197,832	51,843,086
Diluted	82,223,181	52,015,526	82,251,322	51,843,086
Net income (loss) per share:
Basic	$0.03	$(0.03)	$0.12	$(0.07)
Diluted	0.03	(0.03)	0.12	(0.07)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their impact would have been anti-dilutive for the periods presented:

	As of June 30,
	2022	2021
Options to purchase common stock outstanding, unexercised	1,650,378	3,207,196
Restricted stock awards, unvested	—	1,533,882
Restricted stock units, unvested	852,445	—
Purchase rights committed under the ESPP	130	—
Total	2,502,953	4,741,078

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 13 – Business Combinations
Acquisition of StreetShares
On April 1, 2022, the Company acquired all of the outstanding stock of StreetShares, Inc. (“StreetShares”) for cash consideration of $27.9 million, $30.0 million in escrow for a contingent earnout, subject to adjustment as defined in the purchase agreement, and $1.6 million in acquisition costs. The $30.0 million is considered contingent consideration and accounted for separate from the business combination accounting. The acquisition was funded by the Company’s available cash. StreetShares is based out of Reston, VA, and is a financial technology company that provides digital small business lending technology to banks and credit unions. The acquisition is accounted for using the acquisition method of accounting whereby the acquired assets and liabilities are recorded at their respective fair values and added to those of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. Results of operations of StreetShares have been included in the operations of the Company beginning with the closing date of the acquisition. The acquisition was deemed immaterial to the Company’s operating results as a whole.
The table below summarizes the allocation of the purchase price of StreetShares based on the estimated fair value of the assets acquired and the liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$1,580
Restricted cash (1)	3,265
Accounts receivable	157
Prepaid expenses and other current assets	519
Property and equipment	142
Right of use assets	613
Deferred tax asset	10,557
Goodwill	4,330
Intangible assets	15,800
Other assets	84
Total assets acquired	37,047
Liabilities assumed:
Accounts payable	368
Accrued compensation and benefits	3,585
Accrued expenses	684
Contingent earnout	162
Notes payable to Regulation A+ investors (1)	3,265
Deferred revenue	854
Other long-term liabilities	225
Total liabilities assumed	9,143
Fair value of assets acquired and liabilities assumed	$27,904
______________
(1)Prior to the acquisition, StreetShares was subject to Regulation A+ of the Securities and Exchange Commission and had offered StreetShares notes to investors. The notes were scheduled to mature during various dates through 2023. Subsequent to the acquisition, during April 2022, the Company used the $3.3 million restricted cash balance to repay the Regulation A+ payable in full.
As of June 30, 2022, the Company is still finalizing the provisional purchase price allocation related to the fair value of identifiable intangible assets, final working capital adjustment, and income tax effects. The goodwill recognized is attributable to the Company’s expected acceleration of its small business lending service capabilities. The StreetShares acquisition is treated as a stock purchase for income tax purposes; therefore, of the goodwill recorded, none is considered deductible for income tax purposes.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The fair value of the separately identifiable finite-lived intangible assets acquired and estimated useful lives are as follows (in thousands, except years):

	Estimated Fair Values	Weighted Average Amortization Life (years)
Customer relationships	$2,400	5
Developed technology	13,300	10
Trademarks	100	2
Total acquisition-related intangible assets	$15,800	9
The fair value estimates for intangible assets include significant assumptions in the prospective financial information, such as revenue growth and discount rates. The fair value of the intangible assets was primarily based on the income approach using various methods such as the relief from royalty, with-or-without, and excess earnings methods.
Goodwill Rollforward
A rollforward of the Company’s goodwill balance from January 1, 2022 to June 30, 2022 is as follows:

Six Months Ended June 30,
2022
Beginning balance	$564,799
StreetShares acquisition	4,330
Ending balance	$569,129
Contingent Earnout Liability
The purchase price for StreetShares includes a potential earnout that will be measured over 12 months from April 2, 2022 through April 1, 2023, based on performance factors outlined in the acquisition agreement.
The contingent earnout liability is recorded at estimated fair value each reporting period using a Monte Carlo simulation based on the forecasted operating results over the earnout period, estimates for market volatility, discount rates, and the earnout formula specified in the acquisition agreement. As the fair value uses significant unobservable inputs, it is considered a Level 3 fair value measurement.
The contingent earnout liability is recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. Changes to the fair value are recorded as gain or loss on change in fair value of earnout liability on the condensed consolidated statements of operations. The fair value of the contingent earnout liability was $0.2 million as of both April 1, 2022 and June 30, 2022.

Special Note about Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. You should not rely upon forward-looking statements as predictions of future events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•the impact of the novel coronavirus, or COVID-19, pandemic and other global financial, economic, and political events on our industry, business, and results of operations;
•our ability to successfully identify, acquire, and integrate complementary businesses and technologies;
•our ability to hire and retain necessary qualified employees to grow our business and expand our operations;
•the evolution of technology affecting our applications, platform, and markets;
•economic and industry trends;
•seasonal fluctuations in consumer borrowing trends;
•our ability to adequately protect our intellectual property; and
•our ability to service our debt obligations.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the Securities and Exchange Commission, or SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

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
We deliver our solutions to the substantial majority of our customers using a SaaS model under which our customers pay subscription fees for the use of our solutions as well as fees for transactions processed using our solutions. Our subscription fees consist of revenues from software solutions that are governed by pricing and terms contained in contracts between us and our customers. The initial term of our contracts is typically three years, but may range from one to seven years. Our customer contracts are typically not cancellable without penalty. Our contracts almost always contain an evergreen auto-renewal term that is often for a one-year extension after the initial term, but can extend the auto-renewal of the contract up to the length of the original term. Our subscription fee revenues include annual base fees, platform partner fees, and, depending on the product, fees per search or per loan application or per closed loan (with contractual minimums based on volume) that are charged on a monthly basis, which we refer to as volume-based fees. We earn additional revenues based on the volume of applications or closed loans processed above our customers’ contractual minimums.

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
We cater largely to financial institutions such as community banks and credit unions with assets under management between $100 million and $10 billion. In recent years, community banks have continued to compete with their typically larger non-community bank competitors, and the FDIC reported that, in 2019, net interest income accounted for over 78 percent of community bank net operating revenues. A large opportunity exists in expanding our target market to new customers with less than $100 million or greater than $10 billion in assets under management. In our down-market, smaller institutions commonly use spreadsheets or other inexpensive alternatives. These companies have a smaller volume of loans per month, but there is opportunity to alter our solutions to offer decreased pricing and functionality in order to lower implementation fees.
We have continuously invested in expanding and improving our solutions since they were first introduced two decades ago, and we intend to continue investing both organically and inorganically through acquisitions to expand our portfolio. We are focused on introducing new solutions and enhancing services and capabilities in areas including digital lending, data insights, and collections to further expand our reach into the consumer lending markets. In addition to developing our solutions organically, such as the combination of our capabilities to create our patented consumer debt optimization functionality, we may selectively pursue acquisitions, joint ventures, or other strategic transactions that provide additional capabilities or customers, or both. Acquisitions to date have included CRIF Lending Solutions (“CRIF”) in June 2018, and Teledata Communications, Inc. (“TCI”) in November 2020. TCI is the creator of DecisionLender, a SaaS loan origination solution. We believe that with the addition of TCI, our position as a vendor of choice is enhanced among financial institutions seeking solutions to manage their needs from initiation of client relationships to facilitating the extension of credit to their clients. In December 2020, we acquired all of the assets of TazWorks, LLC (“TazWorks”). TazWorks provides software and data solutions to CRAs focused on the employment and tenant screening market, a market that is adjacent and complementary to our current solutions for credit-focused CRAs. In April 2021, we acquired Saylent Technologies, Inc. (“Saylent”), a data analytics and marketing solution that offers insights to financial institutions that help drive account and credit and debit card usage and enabled us to more rapidly bring to market our MeridianLink Engage product. In April 2022, we acquired StreetShares, Inc. (“StreetShares”), a financial technology company that offers digital small business lending technology to banks and credit unions. The acquisition further strengthens our existing lending platform and accelerates our small business lending capabilities.
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
Global Considerations
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
Economic Uncertainty and Rising Inflation
We are also closely monitoring the recent volatility in capital markets and the increased economic uncertainty in the United States. These developments could lead to higher inflation and interest rates, including for mortgages and consumer lending, and uncertainty about business continuity, which may adversely affect our business and our results of operations. As our customers react to global economic conditions and the potential for a global recession, we may see reduced spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.
Inflation rates, particularly in the United States, have increased recently to multi-year highs. Increased inflation may result in decreased demand for mortgages and consumer lending, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may cause us to experience lower than expected volumes if there is a decrease in customer spending.
As economic conditions continue to change quickly and are subject to rapid and possibly material change, we will continue to actively monitor the volatility and may take actions that alter our business operations as we may determine are in the best interests of our customers and stockholders.

Components of Operating Results
We have one primary business activity and operate in a single operating and reportable segment.
Revenues
Our revenues consist of three components: subscription fees, professional services, and other revenues.
Subscription Fee Revenues
Our subscription fees consist of revenues from software solutions that are governed by pricing and terms contained in contracts between us and our customers. Our subscription fee revenues include annual base fees, platform partner fees, and, depending on the solution, fees per search or per application or per closed loan (with contractual minimums based on volume) that are charged on a monthly basis, which we refer to as volume-based fees.
Our software solutions are hosted in either our data centers, colocation data centers, or cloud-based hosting services and are generally available for use as hosted application arrangements under subscription fee agreements. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term generally beginning on the date our solution is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Revenue that is earned but not yet invoiced is recorded in accounts receivable. Additional fees for monthly usage above the levels included in the standard subscription fee are recognized as revenue in the month when the usage amounts are determined and reported.
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

We intend to continue to increase our investments in our implementation and customer support teams and technology infrastructure to serve our customers and support our growth. We expect cost of revenues to continue to grow as a percentage of revenues, after adjusting for one-time share-based compensation charges resulting from our Corporate Conversion and IPO, as we grow our business but to fluctuate as a percentage of revenues based principally on the level and timing of implementation and support activities and other related costs. For more information on our Corporate Conversion in connection with our IPO, see Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Gross Profit and Gross Margin
Gross profit is revenues less cost of revenues, and gross margin is gross profit as a percentage of revenues. Gross profit has been, and will continue to be, affected by various factors, including the mix of our subscription fees, professional service and other revenues, the costs associated with our personnel, third-party vendors, and cloud-based hosting services, and the extent to which we expand our implementation and customer support services. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors. Our gross margin was 62.7% and 69.2% for the three months ended June 30, 2022 and 2021, respectively, and was 64.5% and 70.2% for the six months ended June 30, 2022 and 2021, respectively.
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
We expect to continue to incur incremental expenses associated with the growth of our business and to meet increased compliance requirements associated with operating as a public company through the third quarter of 2022. These expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance, and investor relations activities, partially offset by the termination of sponsor-related costs. As a result, we expect our general and administrative expenses to increase in absolute dollars through the third quarter of 2022, after adjusting for one-time share-based compensation charges resulting from our Corporate Conversion and IPO, but to decrease as a percentage of revenues over the long term as we scale the business and continue to adjust to being a public reporting company.
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
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is subsequently determined that deferred tax assets would be more likely than not realized in the future, in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. After a review of the four sources of taxable income (as described above), and after consideration of our continuing cumulative income position, inclusive of impact from permanent differences, as of June 30, 2022, we have not recorded a valuation allowance on its deferred tax assets.
We have recorded an uncertain tax position with respect to our R&D credits. There are no penalties or interest recorded on these liabilities as the credits have not yet been fully utilized, and therefore the uncertain tax position is recorded primarily as a reduction of the deferred tax asset related to these credits.

Results of Operations
Condensed Consolidated Statements of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

Condensed consolidated statements of operations data	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and unit and per share and per unit amounts)	2022	2021	2022	2021
Revenues, net	$72,987	$68,474	$145,741	$136,285
Cost of revenues:
Subscription and services	23,376	17,997	44,480	34,611
Amortization of developed technology	3,850	3,109	7,284	5,971
Total cost of revenues	27,226	21,106	51,764	40,582
Gross profit	45,761	47,368	93,977	95,703
Operating expenses:
General and administrative	20,806	16,591	38,993	34,186
Research and development	10,487	7,288	18,896	14,274
Sales and marketing	5,465	4,224	10,208	7,823
Gain on change in fair value of earnout liability	—	—	—	—
Acquisition related costs	103	31	2,386	781
Total operating expenses	36,861	28,134	70,483	57,064
Operating income	8,900	19,234	23,494	38,639
Other (income) expense, net:
Other income	(216)	(10)	(379)	(30)
Interest expense, net	5,436	9,846	9,794	19,908
Loss on debt repayment and extinguishment	—	—	—
Total other expense, net	5,220	9,836	9,415	19,878
Income before provision for income taxes	3,680	9,398	14,079	18,761

Provision for income taxes	1,508	1,966	4,428	4,098
Net income	$2,172	$7,432	$9,651	$14,663

Class A preferred return	—	(9,232)	—	(18,165)
Net income (loss) attributable to common stockholders	$2,172	$(1,800)	$9,651	$(3,502)

Net income (loss) per share:
Basic	$0.03	$(0.03)	$0.12	$(0.07)
Diluted	0.03	(0.03)	0.12	(0.07)
Weighted average common stock outstanding:
Basic	80,418,520	52,015,526	80,197,832	51,843,086
Diluted	82,223,181	52,015,526	82,251,322	51,843,086
______________
(1)Share-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$1,251	$93	$2,215	$165
General and administrative	2,396	353	3,777	706
Research and development, net of amounts capitalized	1,288	82	2,365	164
Sales and marketing	504	137	890	273
Total share-based compensation expense	$5,439	$665	$9,247	$1,308

Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenues, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues, net	$72,987	$68,474	$4,513	7%	$145,741	$136,285	$9,456	7%
Revenues increased for both the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. For both periods, Lending Software Solutions made up 9% of the increase in total revenue growth, primarily from new and ramping customers as well as volume and revenue increases from existing customers. Lending Software Solutions growth was partially offset by a decline in Data Verification Software Solutions revenue, driven primarily by the decline in mortgage refinance application volumes. For both of our solutions, we receive incremental revenues if customers exceed their minimum commitments for monthly transactions, which typically is based off of number of applications or closed and funded loans for Lending Software Solutions and credit, tenant, or employment verification reports for our Data Verification Software Solutions.

Cost of Revenues and Gross Profit
Subscription and services

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Subscription and services	$23,376	$17,997	$5,379	30%	$44,480	$34,611	$9,869	29%
Subscription and services cost of revenues increased $5.4 million, or 30%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was partially due to $1.6 million in additional cloud-based data storage costs, and $1.2 million in share-based compensation expense primarily related to the vesting of options and new equity grants issued upon completion of our IPO. The remaining increase was related to higher compensation and benefits spend, largely from additional employee headcount.
Subscription and services cost of revenues increased $9.9 million, or 29%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was partially due to $1.9 million in additional cloud-based data storage costs, $2.0 million in share-based compensation expense primarily related to the vesting of options and new equity grants issued upon completion of our IPO, and $0.8 million in additional third-party costs, driven by higher revenue volume. The remaining increase was related to higher compensation and benefits spend, largely from additional employee headcount.
Amortization of Developed Technology

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Amortization of Developed Technology	$3,850	$3,109	$741	24%	$7,284	$5,971	$1,313	22%
Amortization of developed technology increased $0.7 million, or 24%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was due to increased amortization for internally developed software and additional amortization on developed technology from the acquisition of StreetShares.
Amortization of developed technology increased $1.3 million, or 22%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was due to increased amortization for internally developed software and additional amortization on developed technology from the acquisitions of Saylent and StreetShares.

Gross Profit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Gross Profit	$45,761	$47,368	$(1,607)	(3)%	$93,977	$95,703	$(1,726)	(2)%
Gross profit decreased $1.6 million, or 3%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was primarily due to an increase of revenues, as described above, more than offset by an increase in cost of revenues due to an increase in cloud-based data storage costs, share-based compensation expense, and increased personnel-related expenses from increased employee headcount.
Gross profit decreased $1.7 million, or 2%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily due to an increase of revenues, as described above, more than offset by an increase in cost of revenues due to an increase in cloud-based data storage costs, share-based compensation expense, third-party costs, and increased personnel-related expenses from increased employee headcount.
Operating Expenses
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
General and Administrative	$20,806	$16,591	$4,215	25%	$38,993	$34,186	$4,807	14%
General and administrative expenses increased $4.2 million, or 25%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase includes an additional $2.0 million share-based compensation expense primarily related to the vesting of options and new equity grants issued upon completion of our IPO, and $1.3 million increased insurance costs for director and officer insurance. The increase was partially offset by lower advisory services spend compared to 2021, as prior year costs were higher in connection with our IPO.
General and administrative expenses increased $4.8 million, or 14%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase includes an additional $3.1 million share-based compensation expense primarily related to the vesting of options and new equity grants issued upon completion of our IPO, and $2.5 million increased insurance costs for director and officer insurance. The increase was partially offset by lower advisory services spend compared to 2021, as prior year costs were higher in connection with our IPO.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Research and Development	$10,487	$7,288	$3,199	44%	$18,896	$14,274	$4,622	32%
Research and development expenses increased $3.2 million, or 44%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to an additional $1.2 million share-based compensation expense related to the vesting of options and new equity grants issued upon completion of our IPO, and additional personnel-related expenses from increased employee headcount on our research and development teams.
Research and development expenses increased $4.6 million, or 32%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to an additional $2.2 million share-based compensation expense related to the vesting of options and new equity grants issued upon completion of our IPO, and additional personnel-related expenses from increased employee headcount on our research and development teams.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Sales and Marketing	$5,465	$4,224	$1,241	29%	$10,208	$7,823	$2,385	30%
Sales and marketing expenses increased $1.2 million, or 29%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to an additional $0.4 million share-based compensation expense related to the vesting of options and new equity grants issued upon completion of our IPO and $0.3 million increased amortization of capitalized commissions, as well as additional personnel-related expenses from increased headcount on our sales and marketing teams.
Sales and marketing expenses increased $2.4 million, or 30%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to an additional $0.6 million share-based compensation expense related to the vesting of options and new equity grants issued upon completion of our IPO and $0.6 million increased amortization of capitalized commissions, as well as additional personnel-related expenses from increased headcount on our sales and marketing teams.
Acquisition Related Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Acquisition Related Costs	$103	$31	$72	232%	$2,386	$781	$1,605	206%
Acquisition related costs decreased $0.1 million, or 232%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was primarily due to lower acquisition costs for StreetShares during the second quarter of 2022 compared to Saylent during the second quarter of 2021.
Acquisition related costs increased $1.6 million, or 206%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to higher acquisition costs for StreetShares during 2022 compared to Saylent during 2021, as well as additional professional services costs incurred while pursuing other strategic opportunities.
Total Other Expense, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Total Other Expense, net	$5,220	$9,836	$(4,616)	(47)%	$9,415	$19,878	$(10,463)	(53)%
Total other expense, net decreased $4.6 million, or 47%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was due to lower interest expense on debt during 2022 as a result of principal repayments and debt refinancing that occurred in 2021.
Total other expense, net decreased $10.5 million, or 53%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was due to lower interest expense on debt during 2022 as a result of principal repayments and debt refinancing that occurred in 2021.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Provision for Income Taxes	$1,508	$1,966	$(458)	(23)%	$4,428	$4,098	$330	8%
Provision for income taxes decreased $0.5 million, or 23%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was primarily due to decreased income before provision for income taxes partially offset by an increase in permanent tax differences including acquisition related costs and certain share-based compensation that are not tax deductible.
Provision for income taxes increased $0.3 million, or 8%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to an increase in permanent tax differences including acquisition related costs and certain share-based compensation that are not tax deductible, partially offset by decreased income before provision for income taxes.
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

As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents of $100.3 million and unused capacity under our revolving line of credit of $50.0 million. Based upon our current levels of operations, we believe that our cash flows from operations along with our other sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.
Our primary uses of cash are funding operations, acquisitions, capital expenditures, debt principal and interest payments, and stock repurchases. Our use of cash is impacted by the timing and extent of the required payments for each of these activities.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced solutions, the seasonality impacts on our business, the timing and extent of spending to support our growth strategy, the continued market acceptance of our solutions, the future acquisitions of solutions or businesses, and future stock repurchases. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. We continue to monitor our financing requirements and may pursue refinancing opportunities to potentially reduce interest rates and extend maturities. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Leases
We lease office space under various operating lease agreements that expire through December 2026. We recognize the related rent expense on a straight-line basis over the term of each lease. Free rent and rental increases are recognized on a straight-line basis over the term of each lease.
One lease is with a related party with a term date of December 2022. The monthly payments during each of the six months ended June 30, 2022 and 2021 were $0.1 million.
Long-Term Debt
For a detailed description of our long-term debt, please see Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on 10-Q.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Net cash provided by (used in):
Operating activities	$47,670	$49,909	$(2,239)	(4)%
Investing activities	(57,618)	(124,147)	66,529	(54)%
Financing activities	(3,438)	65,814	(69,252)	(105)%
Net decrease in cash, cash equivalents, and restricted cash	$(13,386)	$(8,424)	$(4,962)	(59)%
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
For the six months ended June 30, 2022, cash provided by operating activities was $47.7 million. Net income was $9.7 million, adjusted by non-cash charges of $41.2 million and an increase of $3.2 million in operating assets and liabilities. The non-cash charges consist primarily of depreciation and amortization of $26.4 million, share-based compensation of $9.2 million, and deferred income taxes of $4.0 million. Net cash outflows from changes in operating assets and liabilities of $3.2 million primarily consisted of increased accounts receivable of $8.8 million due to increased revenue and timing of cash receipts, decreased accrued liabilities of $2.1 million, and decreased accounts payable of $1.1 million due to timing, mostly offset by increased deferred revenue of $8.1 million and decreased prepaid expenses and other assets of $0.7 million.
For the six months ended June 30, 2021, the net cash inflows from changes in operating assets and liabilities of $2.6 million primarily consisted of increases in deferred revenue of $10.2 million, partially offset by a decrease of accrued liabilities of $3.1 million, an increase in accounts receivable of $2.6 million, and an increase in prepaid expenses and other assets of $1.8 million.
Cash Flows from Investing Activities
Net cash used in investing activities of $57.6 million for the six months ended June 30, 2022 consisted of $23.1 million of cash paid for the acquisition of StreetShares, $30.0 million cash paid for an escrow deposit for contingent consideration as a part of the StreetShares acquisition agreement, $4.1 million for capitalized software additions, and $0.5 million for purchases of property and equipment.
Net cash used in investing activities of $124.1 million for the six months ended June 30, 2021 included $85.4 million of cash paid for the acquisition TazWorks, $36.0 million of cash paid for the acquisition of Saylent, $2.2 million for capitalized software additions, and $0.6 million cash paid for purchases of property and equipment.

Cash Flows from Financing Activities
Net cash used in financing activities of $3.4 million for the six months ended June 30, 2022 consisted of $3.3 million payment of the Regulation A+ investor note that we assumed as part of the StreetShares acquisition, $1.1 million principal payments of long-term debt, $0.2 million cash paid to repurchase our common stock, $0.9 million proceeds from our employee stock purchase plan, and $0.2 million of proceeds from exercise of stock options. Principal repayments on our term loan started in June 2022 and are payable quarterly.
Net cash provided by financing activities of $65.8 million for six months ended June 30, 2021 consisted of $100.0 million in proceeds from issuance of long-term debt, partially offset by $25.7 million of payments on the financing obligation due to related party, $2.6 million of principal payments of long-term debt, $2.0 million of payments of debt issuance costs, $2.0 million payments of deferred offering costs, and $1.9 million of repurchases of units.
Recent Accounting Pronouncements
See Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.
Emerging Growth Company Status
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial results may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.
Critical Accounting Policies and Significant Judgments and Estimates
There have been no material changes to our critical accounting policies and estimates since December 31, 2021. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Significant Judgments” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K.
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
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•The consummation, suspension, or termination of our capital allocation strategies, including any stock repurchases, may affect our stock price, stock volatility, or liquidity.
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
If we fail to expand our offerings, features, and functionalities or to respond to evolving technological requirements, our software solutions could become obsolete or less competitive and our revenue growth rate may be reduced.
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
•larger and more mature intellectual property portfolios; and
•substantially greater financial, technical, management, and other resources.
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
Mortgage lending volume is lower in 2022 than it was at the same point in 2020 or 2021 due to various economic factors, including increased mortgage interest rates, which could adversely affect our business.
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
In addition, mortgage interest rates have risen from historic lows and many economists predict that mortgage interest rates will rise further in 2022. Mortgage interest rates are influenced by a number of factors, particularly monetary policy. The Federal Reserve Bank has been raising the Federal funds rate to combat higher than expected inflation in the United States and has signaled expectations to begin selling Fannie Mae and Freddie Mac mortgage-backed securities, each of which could cause mortgage interest rates to rise further. Further increases in mortgage interest rates could reduce the volume of new mortgages originated, in particular the volume of mortgages refinanced.

The lower levels of residential mortgage loan market volume in 2022 as compared to 2020 and 2021 levels have required us to increase either our share of loan volume, our revenues per loan effected through use of our solutions, or both, in order to maintain our financial performance. Any additional decrease in residential mortgage loan market volumes would exacerbate our need to increase either our share of loan volume, our revenues per loan effected through use of our solutions, or both. We cannot assure you that we will be successful in our efforts to increase either our share of loan volume, our revenues per loan effected through use of our solutions, or both, which could materially adversely affect our business.
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
All of our revenues are derived from customers in the financial services industry, an industry which has experienced significant pressure in recent years due to economic uncertainty, low interest rates, liquidity concerns, and increased regulation. In the past, financial institutions have experienced consolidation, distress, and failure. It is possible these conditions may reoccur. If any of our customers merge with or are acquired by other entities, such as financial institutions that have internally developed technology products or that are not our customers or use our software solutions less, we may lose business. Additionally, changes in management of our customers could result in delays or cancellations of the implementation of our software solutions. Consolidation could also produce a smaller number of large customers, which could increase their bargaining power and lead to lower prices or more favorable terms for our customers. Our business may also be materially and adversely affected by weak economic conditions in the financial services industry. Any downturn in the financial services industry may cause our customers to reduce their spending on technology or cloud-based financial products or to seek to terminate or renegotiate their contracts with us. Additionally, a prolonged economic slowdown may result in reduced consumer demands for loans and reduced application volume for credit, employment, tenant, or other forms of screening, which would negatively impact our revenues from existing customers due to the volume-based aspect of our customer agreements. Due to recent levels of inflation, the U.S. Federal Reserve has begun to increase interest rates, which could also reduce consumer demand for loans and materially and adversely impact our business. Moreover, even if the overall economy is robust, economic fluctuations caused by factors such as the U.S. Federal Reserve changing interest rates or otherwise managing market liquidity may cause potential new customers and existing customers to become less profitable and therefore forego or delay purchasing our software solutions or reduce the amount of spend with us, which would also materially and adversely affect our business.

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
COVID-19 has impacted, and may continue to impact, our business operations, employees, customers, their clients, the industries in which our customers operate, partners, suppliers, and communities. We have taken certain measures, and will continue to implement applicable steps, to manage the evolving risks and uncertainties. We temporarily suspended travel for employees, closed our offices, and virtually conducted our user forums until CDC guidelines allowed for these. Since mid-March 2020, we have requested that our employees work remotely. We are beginning to phase in travel for our employees and some on-site meetings, and, in May 2022, we conducted our first in-person user forum since the COVID-19 pandemic began. While we have been operating effectively under our remote work model, and we do not foresee it changing, we cannot be certain that a prolonged remote work model will continue to be effective or will not introduce new operational difficulties that could result in harm to our business. Our shift to remote work has caused us to assess our IT security measures, identify any vulnerabilities, and enhance protections against unauthorized access to our network and systems. While we have not yet experienced a network breach or intrusion as a result of moving to a remote work model, we are unable to unequivocally affirm that the protective measures we have taken will remain sufficient given the ever-changing threat landscape, and any such related security compromise that may occur could materially and adversely impact our business, results of operations, or reputation.
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
Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Certain of our employees have become, or will soon become, vested in a substantial amount of stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the vested options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain or find a suitable replacement for our named executive officers or other key employees, our business will be harmed.
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
We have a significant amount of goodwill and other intangibles. Our goodwill and other intangible asset balances as of June 30, 2022 were approximately $569.1 million and $293.4 million, respectively. We test goodwill at least annually, on October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. Testing involves estimates and judgments by management. Such assets are considered to be impaired when the carrying value of an intangible asset exceeds its estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. While no impairment has been recorded in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, any future impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

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
We have and, for so long as we remain a controlled company, expect to continue to use some or all of these exemptions. Additionally, our current executive officers, directors, and the Thoma Bravo Funds beneficially own approximately 68.9% of our issued and outstanding shares of common stock as of August 5, 2022. These stockholders may be able to determine all matters requiring stockholder approval including, but not limited to, elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Thoma Bravo has a controlling influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
As of August 5, 2022, Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, and its related entities beneficially own, in the aggregate, approximately 50.1% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy and would have sufficient voting power to determine the outcome of all matters requiring stockholder approval. These matters may include:
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

We cannot guarantee that our stock repurchase program will be fully consummated or will enhance long-term stockholder value, and stock repurchases could increase the volatility of our stock prices and could diminish our cash reserves.
In May 2022, our board of directors approved a stock repurchase program under which we are authorized to purchase up to $75.0 million of our common stock from time to time. Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. Further, our stock repurchases could affect our stock trading prices, increase their volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock.
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
Purchases of Equity Securities by the Issuer
The following table summarizes the stock repurchase activity for the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands) (1)
April 1 to 30, 2022	—	$—	—	$—
May 1 to 31, 2022	—	—	—	75,000
June 1 to June 30, 2022	12,300	15.66	12,300	74,807
Total	12,300		12,300
______________
(1)In May 2022, our board of directors authorized a stock repurchase program to acquire up to $75.0 million of the Company’s common stock, with no fixed expiration date. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibit Index

Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Registrant.	10-Q	3.1	September 7, 2021

3.2	Bylaws of the Registrant.	S-1	3.3	April 30, 2021

4.1	Specimen Common Stock Certificate.	S-1	4.1	April 30, 2021

4.2	Registration Rights Agreement, dated May 31, 2018, by and among the Registrant and certain of its shareholders.	S-1	4.2	April 30, 2021

10.1†	Transition Agreement by and between the Registrant and Chad Martin, dated as of May 24, 2022.	8-K	10.1	May 25, 2022

10.2†	Employment Agreement by and between the Registrant and Sean Blitchok, dated as of May 24, 2022.	8-K	10.2	May 25, 2022

10.3†	Amended and Restated Employment Agreement by and between the Registrant and Chris Maloof, dated as of June 15, 2022.	8-K	10.1	June 16, 2022

31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	Filed herewith
_____________________
†     Indicates a management contract or any compensatory plan, contract, or arrangement.

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

MERIDIANLINK, INC.

Dated: August 9, 2022	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2022	By:	/s/ Sean Blitchok
	Name:	Sean Blitchok
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)