Form 10-Q
period 2022-09-30
MeridianLink, Inc.
filed 2022-11-07
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of November 4, 2022 there were 80,917,710 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MeridianLink, Inc.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021	4

	Condensed Consolidated Statements of Preferred Units and Stockholders' Equity / Members’ Deficit for the three and nine months ended September 30, 2022 and 2021	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 3.	Defaults Upon Senior Securities	75

Item 4.	Mine Safety Disclosures	75

Item 5.	Other Information	75

Item 6.	Exhibits	76

	Signatures	77

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIANLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	September 30, 2022 (unaudited)	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$115,752	$113,645
Accounts receivable, net of allowance for doubtful accounts	32,034	24,913
Prepaid expenses and other current assets	12,542	9,398
Escrow deposit	30,000	—
Total current assets	190,328	147,956
Property and equipment, net	5,044	5,989
Right of use assets	2,638	—
Intangible assets, net	279,548	298,597
Deferred tax assets, net	10,717	4,286
Goodwill	571,554	564,799
Other assets	4,170	4,266
Total assets	$1,063,999	$1,025,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,173	$2,335
Accrued liabilities	29,807	24,667
Deferred revenue	22,655	14,707
Current portion of long-term debt, net of debt issuance costs	3,367	2,139
Total current liabilities	58,002	43,848
Long-term debt, net of debt issuance costs	423,599	425,371
Long-term deferred revenue	378	—
Deferred rent	—	396
Other long-term liabilities	1,527	—
Total liabilities	483,506	469,615
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 80,732,286 and 79,734,984 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	128	88
Additional paid-in capital	614,222	596,542
Accumulated deficit	(33,857)	(40,352)
Total stockholders’ equity	580,493	556,278
Total liabilities and stockholders’ equity	$1,063,999	$1,025,893
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share/unit and per share/unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues, net	$71,754	$67,367	$217,495	$203,652
Cost of revenues:
Subscription and services	23,812	23,467	68,292	58,078
Amortization of developed technology	4,003	3,219	11,287	9,190
Total cost of revenues	27,815	26,686	79,579	67,268
Gross profit	43,939	40,681	137,916	136,384
Operating expenses:
General and administrative	21,423	29,917	60,416	64,103
Research and development	11,518	13,533	30,414	27,807
Sales and marketing	6,311	5,994	16,519	13,817
Acquisition related costs	163	—	2,549	781
Total operating expenses	39,415	49,444	109,898	106,508
Operating income (loss)	4,524	(8,763)	28,018	29,876
Other (income) expense, net:
Other income	(327)	(9)	(706)	(39)
Interest expense, net	6,855	7,165	16,649	27,073
Loss on debt repayment and extinguishment	—	4,351	—	4,351
Total other expense, net	6,528	11,507	15,943	31,385
Income (loss) before provision for income taxes	(2,004)	(20,270)	12,075	(1,509)

Provision for income taxes	890	1,176	5,318	5,274
Net income (loss)	(2,894)	(21,446)	6,757	(6,783)

Class A preferred return	—	(2,780)	—	(20,944)
Net income (loss) attributable to common stockholders	$(2,894)	$(24,226)	$6,757	$(27,727)

Net income (loss) per share:
Basic	$(0.04)	$(0.34)	$0.08	$(0.47)
Diluted	(0.04)	(0.34)	0.08	(0.47)
Weighted average common stock outstanding:
Basic	80,659,320	71,697,083	80,353,399	58,495,073
Diluted	80,659,320	71,697,083	82,364,835	58,495,073
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
(unaudited)
(in thousands, except share/unit and per share/unit data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	79,734,984	$88	$596,542	$(40,352)	$556,278
Vesting of restricted stock awards	484,401	32	—	—	32
Vesting of RSUs	76,937	—	—	—	—
Issuance of common stock due to exercise of stock options	28,909	—	179	—	179
Share-based compensation expense	—	—	3,887	—	3,887
Net income	—	—	—	7,479	7,479
Balance at March 31, 2022	80,325,231	120	600,608	(32,873)	567,855
Vesting of restricted stock awards	92,209	6	—	—	6
Vesting of RSUs	4,656	—	—	—	—
Issuance of common stock due to exercise of stock options	1,000	—	7	—	7
Issuance of common stock through employee stock purchase plan	64,985	—	922	—	922
Repurchases of common stock	(12,300)	—	—	(193)	(193)
Share-based compensation expense	—	—	5,548	—	5,548
Net income	—	—	—	2,172	2,172
Balance at June 30, 2022	80,475,781	126	607,085	(30,894)	576,317
Vesting of restricted stock awards	11,496	2	—	—	2
Vesting of RSUs	259,868	—	—	—	—
Shares withheld related to net share settlement of RSUs	(10,456)	—	(184)	—	(184)
Repurchases of common stock	(4,403)	—	—	(69)	(69)
Share-based compensation expense	—	—	7,321	—	7,321
Net loss	—	—	—	(2,894)	(2,894)
Balance at September 30, 2022	80,732,286	$128	$614,222	$(33,857)	$580,493

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
(unaudited)
(in thousands, except share/unit and per share/unit data)

	Class A Preferred Units		Class B Common Units		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Members’ Deficit / Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	319,913	$319,913	51,492,805	$—	—	$—	$3,909	$(30,338)	$(26,429)
Payment of Class A units cumulative preferred return	—	—	—	—	—	—	—	(12)	(12)
Vesting of Class B carried equity units	—	—	575,004	38	—		—	—	38
Repurchase of vested units	(54)	(54)	(103,421)	(38)	—	—	(1,849)	—	(1,887)
Unit-based compensation expense	—	—	—	—	—	—	643	—	643
Net income	—	—	—	—	—	—	—	7,231	7,231
Balance at March 31, 2021	319,859	319,859	51,964,388	—	—	—	2,703	(23,119)	(20,416)
Vesting of Class B carried equity units	—	—	148,516	9	—	—	—	—	9
Unit-based compensation expense	—	—	—	—	—	—	665	—	665
Net income	—	—	—	—	—	—	—	7,432	7,432
Balance at June 30, 2021	319,859	319,859	52,112,904	9	—	—	3,368	(15,687)	(12,310)
Effect of Corporate Conversion (Note 1)	(319,859)	(319,859)	(52,112,904)	(9)	68,720,140	69	319,799	(6)	319,853
Issuance of common stock in connection with initial public offering, net of underwriters' discounts and commissions and issuance costs	—	—	—	—	10,000,000	10	242,354	—	242,364
Issuance of common stock due to exercise of stock options	—	—	—	—	213,408	—	1,317	—	1,317
Vesting of restricted stock awards (formerly Class B carried equity units)	—	—	—	—	573,316	—	38	—	38
Vesting of restricted stock units ("RSU")	—	—	—	—	21,691	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	25,572	—	25,572
Net loss	—	—	—	—	—	—	—	(21,446)	(21,446)
Balance at September 30, 2021	—	$—	—	$—	79,528,555	$79	$592,448	$(37,139)	$555,388
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$6,757	$(6,783)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,746	37,654
Amortization of debt issuance costs	1,705	2,551
Share-based compensation expense	16,501	26,835
Loss on disposal of fixed assets	164	524
Loss on sublease liability	—	405
Loss on debt repayment and extinguishment	—	4,351
Gain on change in fair value of earnout	(162)	—
Other adjustments	—	(18)
Deferred income taxes	5,193	4,992
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,964)	(2,033)
Prepaid expenses and other assets	(2,480)	(6,179)
Accounts payable	(450)	(961)
Accrued liabilities	(247)	(2,271)
Deferred revenue	7,472	10,016
Deferred rent	—	(71)
Net cash provided by operating activities	67,235	69,012
Cash flows from investing activities:
Acquisition, net of cash acquired – TazWorks, LLC	—	(85,420)
Acquisition, net of cash and restricted cash acquired – Saylent Technologies, Inc.	—	(35,945)
Acquisition, net of cash and restricted cash acquired – StreetShares, Inc.	(23,138)	—
Escrow deposit	(30,000)	—
Capitalized software additions	(6,323)	(3,590)
Purchases of property and equipment	(889)	(692)
Net cash used in investing activities	(60,350)	(125,647)
Cash flows from financing activities:
Repurchases of common stock	(262)	—
Repurchases of Class A Units	—	(54)
Repurchases of Class B Units	—	(1,887)
Proceeds from initial public offering, net of underwriters’ discounts and commissions	—	247,227
Proceeds from exercise of stock options	186	1,317
Payment due to effect of corporate conversion	—	(6)
Proceeds from employee stock purchase plan	922	—
Taxes paid related to net share settlement of RSUs	(184)	—
Proceeds from long-term debt	—	100,000
Principal payments of long-term debt	(2,175)	(202,590)
Payment of Regulation A+ investor note	(3,265)	—
Payments of debt issuance costs	—	(1,970)
Payments of Class A cumulative preferred return	—	(12)
Payments of deferred offering costs	—	(4,435)
Payment to sellers of Teledata Communications, Inc	—	(2,142)
Holdback payment to sellers of MeridianLink	—	(25,665)
Net cash (used in) provided by financing activities	(4,778)	109,783
Net increase in cash, cash equivalents and restricted cash	2,107	53,148
Cash, cash equivalents and restricted cash, beginning of period	113,645	39,881
Cash, cash equivalents and restricted cash, end of period	$115,752	$93,029
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$115,752	$93,029
Restricted cash	—	—
Cash, cash equivalents, and restricted cash	$115,752	$93,029

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$14,852	$24,549
Cash paid for income taxes	1,179	239
Non-cash investing and financing activities:
Regulation A+ investor note assumed in business combination	$3,265	$—
Initial recognition of operating lease liability	3,786	—
Initial recognition of operating lease right-of-use asset	3,096	—
Share-based compensation expense capitalized to software additions	255	45
Shares withheld with respect to net settlement of RSUs	184	—
Purchases of property and equipment included in accounts payable and accrued expenses	2	—
Vesting of restricted stock awards and RSUs	40	85
Deferred offering costs included in accounts payable and accrued expenses	—	423
Effect of corporate conversion (Note 1)	—	320
Related party receivable net against holdback payment to prior shareholders	—	4,335

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
Unaudited Condensed Consolidated Financial Information
In the Company's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from these unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Annual Report”). The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other period.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition including determining the nature and timing of satisfaction of performance obligations and variable consideration; share-based compensation; the fair value of acquired intangibles; the capitalization of software development costs; the useful lives of long-lived intangible assets; impairment of goodwill and long-lived assets; and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
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
The Company has entered into subleases, or has made decisions and taken actions to exit and sublease certain unoccupied leased office space. Sublease income is recorded as a reduction of rent expense straight-line over the term of the sublease. The Company tests ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease. No impairment of ROU assets was recorded during the nine months ended September 30, 2022.
Accounting Pronouncements Recently Adopted
The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and has elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
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
The Company adopted the new standard on January 1, 2022, utilizing the optional transition approach to not apply Topic 842 in the comparative periods presented. Additionally, the Company elected the package of practical expedients to not (1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. The most significant impact upon adoption was related to its long-term office space leases that resulted in the recognition of right of use assets and related liabilities of approximately $2.6 million and $3.4 million, respectively, on the Company’s condensed consolidated balance sheets.
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
ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; early adoption is permitted. The Company intends to adopt the new standard as of January 1, 2023 as a cumulative effect adjustment to retained earnings. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements and disclosures.

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
For the Company, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The Company intends to adopt the new standard as of January 1, 2023 and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements and disclosures.
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
Note 3 – Revenue Recognition
Disaggregation of Revenue
The following table disaggregates the Company’s net revenues by solution type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lending Software Solutions	$52,414	$44,657	$153,249	$133,034
Data Verification Software Solutions	19,340	22,710	64,246	70,618
Total	$71,754	$67,367	$217,495	$203,652
Lending Software Solutions accounted for 73% and 66% of total revenues for the three months ended September 30, 2022, and 2021, respectively. Data Verification Software Solutions accounted for 27% and 34% of total revenues for the three months ended September 30, 2022 and 2021, respectively.
Lending Software Solutions accounted for 70% and 65% of total revenues for the nine months ended September 30, 2022, and 2021, respectively. Data Verification Software Solutions accounted for 30% and 35% of total revenues for the nine months ended September 30, 2022 and 2021, respectively.
The following table disaggregates the Company’s net revenues by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscription fees	$61,861	$58,988	$188,860	$179,732
Professional services	7,293	5,706	21,070	16,812
Other	2,600	2,673	7,565	7,108
Total revenues	$71,754	$67,367	$217,495	$203,652

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
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

The changes in the Company’s deferred revenue as of September 30, 2022 and 2021 were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Deferred revenue, beginning balance	$14,707	$10,873
Billing of transaction consideration	225,821	213,668
Revenue recognized	(217,495)	(203,652)
Deferred revenue, ending balance	$23,033	$20,889
Deferred revenue, current	$22,655	$20,889
Long-term deferred revenue	378	—
Total deferred revenue	$23,033	$20,889
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

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$5,835	$3,207
Additions	2,114	2,832
Amortization	(1,856)	(1,014)
Ending balance	$6,093	$5,025
Contract cost assets, current	$2,835	$2,004
Contract cost assets, noncurrent	3,258	3,021
Total deferred contract cost assets	$6,093	$5,025

Allowance for Doubtful Accounts
Allowance for doubtful accounts as of September 30, 2022 and December 31, 2021 was $0.2 million and $0.2 million, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 4 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Prepaid expenses	$8,309	$6,752
Contract cost assets – current	2,835	2,402
Income tax receivable	989	—
Others	409	244
Total prepaid expenses and other current assets	$12,542	$9,398
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Computer equipment and software	$8,795	$7,995
Leasehold improvements	3,015	2,994
Office equipment and furniture	1,250	1,378
Total	13,060	12,367
Less: Accumulated depreciation	(8,016)	(6,378)
Property and equipment, net	$5,044	$5,989
Depreciation expense amounted to $0.6 million for both the three months ended September 30, 2022 and 2021, and $1.7 million for both the nine months ended September 30, 2022 and 2021. The Company disposed of office furniture that resulted in a loss of $0.0 million and $0.3 million during the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.5 million during the nine months ended September 30, 2022 and 2021, respectively. The losses are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of September 30, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$329,100	$(123,870)	$205,230
Developed technology	86,600	(37,375)	49,225
Trademarks	24,275	(9,502)	14,773
Non-competition agreements	600	(450)	150
Capitalized software	17,481	(7,311)	10,170
Total intangible assets, net	$458,056	$(178,508)	$279,548

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

	As of December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$328,600	$(99,320)	$229,280
Developed technology	74,800	(29,207)	45,593
Trademarks	24,175	(7,474)	16,701
Non-competition agreements	600	(225)	375
Capitalized software	10,902	(4,254)	6,648
Total intangible assets, net	$439,077	$(140,480)	$298,597
The weighted average remaining useful lives for intangible assets at September 30, 2022 were as follows:

Weighted Average Remaining Useful Life
Customer relationships	6 years
Developed technology	5 years
Trademarks	6 years
Non-competition agreements	1 year
Capitalized software	3 years
Amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$4,003	$3,219	$11,287	$9,190
General and administrative expense	8,790	8,906	26,741	26,721
Total amortization expense	$12,793	$12,125	$38,028	$35,911
The estimated future amortization of intangible assets as of September 30, 2022 was as follows (in thousands):

Years ending December 31,
2022 (remaining three months)	$13,003
2023	50,531
2024	48,584
2025	42,750
2026	38,794
Thereafter	85,886
Total amortization expense	$279,548

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Accrued payroll and payroll-related expenses	$9,056	$8,522
Accrued costs of revenues	6,135	2,217
Accrued operating costs	3,789	2,099
Accrued bonuses	4,174	6,708
Sales tax liability from acquisitions	2,939	2,939
Lease liability – current	1,401	233
Other accrued expenses	2,313	1,949
Total accrued liabilities	$29,807	$24,667
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
Other Contractual Commitments
The Company’s contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription arrangements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of September 30, 2022 are as follows (in thousands):

Contractual Commitments
Years ending December 31,
2022 (remaining three months)	$—
2023	375
2024	395
2025	7,911
Total	$8,681
Note 6 – Leases
The Company leases office space and server equipment under various operating lease agreements that expire through December 2026. The Company recognizes the related rent expense on a straight-line basis over the term of each lease. Free rent and rental increases are recognized on a straight-line basis over the term of each lease.
As of September 30, 2022, the weighted average remaining lease term was three years and the weighted average discount rate was 5.7%. The Company does not have any finance leases as of September 30, 2022.
One lease is with a related party with a termination date of December 2022. The monthly payments during each of the nine months ended September 30, 2022 and 2021 were $0.1 million. The monthly payments are subject to annual increases.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The Company also has subleases of former office spaces which expire at various dates from 2022 to 2026. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $0.1 million for both the three months ended September 30, 2022 and 2021, and $0.3 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. One of the subleases was entered into during March 2022 resulting in a total loss of $0.1 million from the disposal of related assets. The loss is included in general and administrative expense on the condensed consolidated statements of operations for the nine months ended September 30, 2022.
Rent expense, gross of sublease income, has been recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Cost of revenues	$201	$507
General and administrative	23	187
Research and development	170	387
Sales and marketing	66	163
Total rent expense	$460	$1,244
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$1,563
Operating lease assets obtained in exchange for new operating lease liabilities	1,082
The following table presents supplemental balance sheet information about the Company’s leases (in thousands):

As of September 30, 2022
Operating lease ROU assets	$2,638

Operating lease liabilities, current	$1,401
Noncurrent operating lease liabilities	1,511
Total operating lease liabilities	$2,912
As of September 30, 2022, remaining maturities of lease liabilities were as follows (in thousands):

	Related Party	Third Party	Total
Years Ending December 31,
2022 (remaining three months)	$219	$226	$445
2023	—	1,259	1,259
2024	—	843	843
2025	—	321	321
2026	—	244	244
Total operating lease payments (1)	219	2,893	3,112
Less: imputed interest	(1)	(199)	(200)
Total operating lease liabilities	$218	$2,694	$2,912
______________
(1)Presented gross of sublease income. The Company expects to receive sublease income of approximately $0.1 million in the remainder of the year ended December 31, 2022, $0.3 million in 2023, and $0.2 million thereafter.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
As of December 31, 2021, prior to the adoption of Topic 842, the aggregate future non-cancelable minimum rental payments and expected sublease receipts were as follows (in thousands):

	Related Party	Third Party	Sublease Receipts	Total
Years Ending December 31,
2022	$875	$736	$(293)	$1,318
2023	—	753	—	753
2024	—	722	—	722
2025	—	319	—	319
2026	—	244	—	244
Thereafter	—	—	—	—
Total future minimum lease payments	$875	$2,774	$(293)	$3,356
Rent expense for the three and nine months ended September 30, 2021 was as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Cost of revenues	$156	$608
General and administrative	41	153
Research and development	100	393
Sales and marketing	44	174
Total rent expense	$341	$1,328
As of December 31, 2021, the Company had an accrued lease termination liability related to leased office space it ceased using during February 2021. The termination liability as of December 31, 2021 was $0.2 million. Upon adoption of Topic 842 on January 1, 2022, the termination liability was removed as an adjustment to the related right of use asset.
Note 7 – Long-Term Debt
Long-term debt consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
2021 Term loan	$432,825	$435,000
Debt issuance costs	(5,859)	(7,490)
Total debt, net	426,966	427,510
Less: Current portion of long-term debt
2021 Term loan	4,350	3,263
Debt issuance costs	(983)	(1,124)
Total current portion of long-term debt, net	3,367	2,139
Total non-current portion of long-term debt, net	$423,599	$425,371
Amortization of deferred financing fees was $0.3 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively. Total interest expense, excluding amortization of deferred financing fees, was $6.6 million and $6.4 million for the three months ended September 30, 2022 and 2021, respectively.

Amortization of deferred financing fees was $1.7 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively. Total interest expense, excluding amortization of deferred financing fees, was $14.9 million and $24.5 million for the nine months ended September 30, 2022 and 2021, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
2021 Credit Agreement
On November 10, 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), which provides for a term loan facility (the “2021 Term Loan”) in an aggregate principal amount of $435.0 million, and a revolving credit facility (the “2021 Revolving Credit Facility”) in an aggregate principal amount of $50.0 million, inclusive of a $10.0 million letter of credit sub-facility. The Company used the proceeds from the 2021 Term Loan to pay all outstanding amounts due under the Company’s previous 2018 First Lien plus certain fees and expenses. The 2021 Term Loan and 2021 Revolving Credit Facility mature on November 10, 2028 and November 10, 2026, respectively. The Company has not drawn on the 2021 Revolving Credit Facility as of September 30, 2022.
The obligations under the 2021 Credit Agreement are secured by a lien on substantially all tangible and intangible property of the Company, subject to customary exceptions, limitations, and exclusions from the collateral.
The 2021 Credit Agreement contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require the Company to satisfy a financial covenant, and restricts or limits the ability of the Company to grant or incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales, and declare dividends on its capital stock, subject in each case to certain customary exceptions. A failure to comply with certain covenants could permit the lenders to declare the 2021 Term Loan, and any then outstanding borrowings on the 2021 Revolving Credit Facility, together with accrued interest and fees thereon, to be immediately due and payable. The Company was in compliance with all financial covenants of the 2021 Credit Agreement at September 30, 2022.
2021 Term Loan
Borrowings under the 2021 Term Loan bear interest at a variable rate, elected by the Company, equal to the Base Rate (as defined in the 2021 Credit Agreement) or the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement), plus, an initial margin based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined by the 2021 Credit Agreement), which was 3.00% at September 30, 2022. Beginning in June 2022, the Company is required to make quarterly principal payments equal to 0.25% of the original principal, with the remainder due at maturity.
Debt issuance costs of $7.6 million were included as a reduction of the debt balance on the condensed consolidated balance sheets and are amortized into interest expense over the contractual life of the loans using the effective interest method. Included in the debt issuance costs were $4.8 million incurred in connection with the 2021 Term Loan, and $2.8 million carried forward from the Company’s previous 2018 First Lien. The Company recognized $0.3 million and $1.6 million of amortization of debt issuance costs for the 2021 Term Loan during the three and nine months ended September 30, 2022, respectively. The effective interest rate on the 2021 Term Loan was 6.2% as of September 30, 2022.
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
In connection with the 2021 Revolving Credit Facility, the Company incurred $0.5 million in debt issuance costs. Expenses associated with the issuance of the revolving credit facility are presented in the accompanying condensed consolidated balance sheets in prepaid expenses and other current assets and other assets, and are amortized to interest expense over the life of the 2021 Revolving Credit Facility using the straight-line method. The remaining unamortized debt issuance costs were $0.4 million and $0.5 million as of September 30, 2022 and December 31, 2022, respectively.
The 2021 Revolving Credit Facility also requires a quarterly commitment fee based on the Company’s consolidated first lien net leverage ratio. As of September 30, 2022, the applicable rate was 0.5%, which was applied against the $50.0 million unused revolving credit facility balance.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Future Principal Payments
Future principal payments of long-term debt as of September 30, 2022 were as follows (in thousands):

Years ending December 31,
2022 (remaining three months)	$1,087
2023	4,350
2024	4,350
2025	4,350
2026	4,350
Thereafter	414,338
Total	$432,825
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

The Company retires the repurchased shares, which shall automatically return to the status of authorized but unissued shares of common stock. During the three months ended September 30, 2022, the Company repurchased 4,403 shares of its common stock for approximately $0.1 million, including commissions and fees. During the nine months ended September 30, 2022, the Company repurchased 16,703 shares of its common stock for approximately $0.3 million, including commissions and fees. As of September 30, 2022, there was a total of $74.7 million remaining for repurchase under the stock repurchase program.
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Stock Options
A summary of stock option activity during the nine months ended September 30, 2022 is as follows (in thousands, except options, price per option, and term amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding – January 1, 2022	4,256,812	$13.05	8.44	$42,429
Granted	927,364	17.09
Exercised	(29,909)	6.22
Forfeited	(331,781)	21.04
Outstanding – September 30, 2022	4,822,486	$13.32	7.90	$26,811,786
Vested and expected to vest in the future at September 30, 2022	4,822,486	13.32	7.90	26,811,786
Exercisable at September 30, 2022	2,833,199	$8.56	7.15	$25,074,833
The total fair value of options that vested during the three months ended September 30, 2022 and 2021 was $4.9 million and $10.6 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $6.6 million and $12.1 million, respectively.

The total intrinsic value of options exercised during the three months ended September 30, 2022 and 2021 was $0.0 million and $4.2 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $0.4 million and $4.2 million, respectively.
The Company recognized approximately $2.1 million and $11.8 million in share-based compensation expense related to time-based and performance-based stock options for the three months ended September 30, 2022 and 2021, respectively, and $5.1 million and $12.8 million for the nine months ended September 30, 2022 and 2021, respectively. Included in the amounts of share-based compensation for the three and nine months ended September 30, 2021, is the acceleration of stock-based compensation expense in the amount of $10.3 million related to 500,000 options to purchase common stock, which became fully vested upon the completion of the Company’s IPO.
During the three and nine months ended September 30, 2022 and 2021, performance-based options were probable of vesting and, therefore, were included as part of share-based compensation expense.
As of September 30, 2022, there was approximately $19.1 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 2.86 years.
Restricted Stock Awards
The number of restricted stock awards that vested during the three and nine months ended September 30, 2022 was 11,496 and 588,106, respectively. The liability balance as of September 30, 2022, related to the unvested RSAs was $0.0 million. As of September 30, 2022, the number of unvested RSAs amounted to 75,102. There were a total of 0 and 27,146 RSAs cancelled or forfeited during the three and nine months ended September 30, 2022, respectively.
The Company recognized approximately $0.1 million and $0.2 million in share-based compensation expense related to the vesting of RSAs for the three and nine months ended September 30, 2022. The Company recognized $11.2 million and $11.5 million in share-based compensation expense related to the vesting of RSAs during the three and nine months ended September 30, 2021. Included in the amounts of share-based compensation for the three and nine months ended September 30, 2021, is the acceleration of stock-based compensation expense in the amount of $11.1 million related to 426,657 Carried Equity Units, which became fully vested upon the completion of the Company’s IPO.

Share-based compensation expense related to the excess of fair value per unit on date of issuance over the $0.06 per share purchase price paid by the participants, has been recognized as additional compensation expense attributable to the participants.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity during the nine months ended September 30, 2022, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2022	1,073,529	$25.76
Granted	2,708,097	17.94
Vested	(341,461)	25.89
Forfeited	(266,138)	21.42
Non-vested – September 30, 2022	3,174,027	$19.44
As of September 30, 2022, 3,174,027 RSUs are expected to vest. The Company recognized approximately $4.9 million and $11.0 million in share-based compensation expense related to RSUs for the three and nine months ended September 30, 2022, respectively. The Company recognized $2.3 million in share-based compensation expense related to RSUs for both the three and nine months ended September 30, 2021.
As of September 30, 2022, there was approximately $54.5 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.26 years.
Employee Stock Purchase Program
As of September 30, 2022, the Company has issued 64,985 shares of common stock pursuant to the 2021 Employee Stock Purchase Plan under its employee stock purchase program (“ESPP”). As of September 30, 2022, there was approximately $0.1 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $0.2 million and $0.5 million of share-based compensation expense related to the ESPP for the three and nine months ended September 30, 2022, respectively.
Share-Based Compensation
Share-based compensation for share-based awards granted to participants has been recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$1,352	$5,296	$3,567	$5,461
General and administrative	3,170	12,158	6,947	12,864
Research and development (1)	2,092	6,194	4,457	6,358
Sales and marketing	639	1,879	1,530	2,152
Total share-based compensation expense	$7,253	$25,527	$16,501	$26,835
______________
(1)Net of $0.1 million and $0.3 million additions to capitalized software on the Company’s condensed consolidated balance sheets during the three and nine months ended September 30, 2022, respectively, and $0.1 million during both the three and nine months ended September 30, 2021.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 10 – Income Taxes
In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. The Company’s provision for income taxes reflected an effective tax rate of approximately (44)% and (6)% for the three months ended September 30, 2022 and 2021, respectively, and 44% and (350)% for the nine months ended September 30, 2022 and 2021, respectively. During the three and nine months ended September 30, 2022, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to R&D credits, state taxes, permanent unfavorable differences related to share-based compensation expense, transaction expenses, certain employee remuneration under section 162(m) of the Internal Revenue Code and other expected permanent differences. During the three and nine months ended September 30, 2021, the Company’s effective tax rate differs from the U.S. federal statutory rate as ASC 740 generally requires providing for income taxes during interim periods based on the estimated annual effective tax rate (“AETR”) for the full fiscal year. For the three and nine months ended September 30, 2021, the Company calculated its income tax provision as though the interim year to date period was an annual period, referred to herein as the discrete method. The Company believes that the application of the AETR method was impractical at the time, given that normal deviations in the projected pre-tax net income (loss) for the Company due to certain employee remuneration limited under section 162(m) of the Internal Revenue Code and certain employee share-based remuneration that the Company recognized due to the Company becoming a public issuer of its securities in the three months ended September 30, 2021.
The Company has gross unrecognized tax benefits with respect to R&D credits of $2.3 million as of September 30, 2022 and $1.9 million as of December 31, 2021. There are no penalties or interest recorded on these liabilities as the credits have not yet been utilized.
The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (l) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. Based on the evaluation of the evidence and sources of taxable income, the Company has determined that no valuation allowance is necessary as of September 30, 2022.
Note 11 – Related Party Transactions
The Company has leased one property from a related party. Rental expense for this property totaled $0.2 million for both the three months ended September 30, 2022 and 2021, and $0.5 million for both the nine months ended September 30, 2022 and 2021.
On May 31, 2018, the Company entered into an Advisory Services Agreement with Thoma Bravo, a private equity firm, that owns the majority of the Company through private equity funds managed by the firm. During the three and nine months ended September 30, 2021, the Company recorded $0.2 million and $1.2 million, respectively, in general and administrative expenses on the accompanying condensed consolidated statements of operations for management and advisory fees. The Advisory Services Agreement was terminated upon completion of the IPO.
During the three and nine months ended September 30, 2022, the Company recorded $0.4 million and $1.3 million, respectively, in cost of revenues for third party expenses with a Thoma Bravo affiliated company, and $0.4 million and $1.2 million, respectively, for the three and nine months ended September 30, 2021. As of September 30, 2022, the Company had prepaid expenses of $0.2 million, accounts payable of $0.1 million, and accrued liabilities of $0.3 million with a Thoma Bravo affiliated company. As of December 31, 2021, the Company had prepaid expenses of $0.1 million, accounts payable of $0.2 million, and accrued liabilities of $0.2 million with a Thoma Bravo affiliated company.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 12 – Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$(2,894)	$(24,226)	$6,757	$(27,727)
Denominator:
Weighted average common stock outstanding:
Basic	80,659,320	71,697,083	80,353,399	58,495,073
Diluted	80,659,320	71,697,083	82,364,835	58,495,073
Net income (loss) per share:
Basic	$(0.04)	$(0.34)	$0.08	$(0.47)
Diluted	(0.04)	(0.34)	0.08	(0.47)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their impact would have been anti-dilutive for the periods presented:

	As of September 30,
	2022	2021
Options to purchase common stock outstanding, unexercised	1,833,279	4,448,454
Restricted stock awards, unvested	—	947,540
Restricted stock units, unvested	757,859	1,088,230
Purchase rights committed under the ESPP	—	—
Total	2,591,138	6,484,224

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 13 – Business Combinations
Acquisition of StreetShares
On April 1, 2022, the Company acquired all of the outstanding stock of StreetShares, Inc. (“StreetShares”) for cash consideration of $28.0 million, $30.0 million in escrow for a contingent earnout that expires April 1, 2023, subject to adjustment as defined in the purchase agreement, and $1.6 million in acquisition costs. The $30.0 million is considered contingent consideration and accounted for separate from the business combination accounting. The acquisition was funded by the Company’s available cash. StreetShares is based out of Reston, VA, and is a financial technology company that provides digital small business lending technology to banks and credit unions. The acquisition is accounted for using the acquisition method of accounting whereby the acquired assets and liabilities are recorded at their respective fair values and added to those of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. Results of operations of StreetShares have been included in the operations of the Company beginning with the closing date of the acquisition. The acquisition was deemed immaterial to the Company’s operating results as a whole.
The table below summarizes the allocation of the purchase price of StreetShares based on the estimated fair value of the assets acquired and the liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$1,580
Restricted cash (1)	3,265
Accounts receivable	157
Prepaid expenses and other current assets	561
Property and equipment	142
Right of use assets	613
Deferred tax asset	11,624
Goodwill	6,755
Intangible assets	12,400
Other assets	83
Total assets acquired	37,180
Liabilities assumed:
Accounts payable	368
Accrued compensation and benefits	3,585
Accrued expenses	738
Contingent earnout	162
Notes payable to Regulation A+ investors (1)	3,265
Deferred revenue	854
Other long-term liabilities	225
Total liabilities assumed	9,197
Fair value of assets acquired and liabilities assumed	$27,983
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
During the three months ended September 30, 2022, the Company completed measurement period adjustments related to the fair value of identifiable intangible assets and final working capital adjustment, resulting in a reduction to the fair values of customer relationships and developed technology by $1.9 million and $1.5 million, respectively, an increase in deferred tax assets of $1.1 million, and an increase in goodwill of $2.3 million. The final working capital adjustment amounted to approximately $0.1 million being paid by the Company to the sellers of StreetShares. The working capital adjustment was settled in September 2022 and resulted in a corresponding adjustment to prepaid expenses and other current assets.

As of September 30, 2022, the Company is still finalizing the provisional purchase price allocation related to income tax effects. The goodwill recognized is attributable to the Company’s expected acceleration of its small business lending service capabilities. The StreetShares acquisition is treated as a stock purchase for income tax purposes; therefore, of the goodwill recorded, none is considered deductible for income tax purposes.
The fair value of the separately identifiable finite-lived intangible assets acquired and estimated useful lives are as follows (in thousands, except years):

	Estimated Fair Values	Weighted Average Amortization Life (years)
Customer relationships	$500	5
Developed technology	11,800	10
Trademarks	100	2
Total acquisition-related intangible assets	$12,400	9
The fair value estimates for intangible assets include significant assumptions in the prospective financial information, such as revenue growth and discount rates. The fair value of the intangible assets was primarily based on the income approach using various methods such as the relief from royalty, with-or-without, and excess earnings methods.
Goodwill Rollforward
A rollforward of the Company’s goodwill balance from January 1, 2022 to September 30, 2022 is as follows:

Nine Months Ended September 30,
2022
Beginning balance	$564,799
StreetShares acquisition	6,755
Ending balance	$571,554
Contingent Earnout Liability
The purchase price for StreetShares includes a potential earnout that will be measured over 12 months from April 2, 2022, through April 1, 2023, based on performance factors outlined in the acquisition agreement.
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
The contingent earnout liability is recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. Changes to the fair value are recorded as an adjustment to general and administrative expenses on the condensed consolidated statements of operations. The fair value of the contingent earnout liability was $0.0 million as of September 30, 2022 and $0.2 million as of April 1, 2022.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 14 – Subsequent Events
Acquisition of OpenClose
On November 4, 2022, the Company acquired all of the outstanding stock of Beanstalk Networks, L.L.C. doing business as OpenClose (“OpenClose”) for cash consideration of $65.0 million, which includes approximately $1.4 million in acquisition costs. The acquisition was funded by the Company’s available cash. OpenClose is based out of West Palm Beach, Florida, and provides mortgage lending technology, with a particular focus on supporting depository institutions. The acquisition will be accounted for using the acquisition method of accounting whereby the acquired assets and liabilities will be recorded at their respective fair values and added to those of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.
Results of operations of OpenClose will be included in the operations of the Company beginning with the closing date of the acquisition. As of the date of issuance of these condensed consolidated financial statements, the initial acquisition and disclosures under ASC 805, Business Combinations, have not been prepared as the Company has not obtained all of the information necessary, nor has there been sufficient time, to complete the related activities.

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
We seek to strengthen and grow our customer relationships by providing consistent, high-quality implementations and customer support services, which we believe drive higher customer retention and incremental sales opportunities within our existing customer base. We have invested in migrating our solutions onto a platform resident in a public cloud and driving further increases in customer cross-selling opportunities and retention. We believe that our increased focus on our go-to-market strategy and strategic partnerships will drive incremental opportunities for revenue and accelerate client cross-sell growth.
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
Economic Uncertainty, Rising Inflation, and Increasing Interest Rates
We are also closely monitoring the recent volatility in capital markets and the increased economic uncertainty in the United States. These developments have lead to higher inflation and increased uncertainty about business continuity. Additionally, interest rates, including for mortgages and consumer lending, have risen from historic lows and may increase further in the future. These factors may adversely affect our business and our results of operations. As our customers react to global economic conditions and the potential for a global recession, we may see reduced spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.
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
Our software solutions are hosted in either colocation data centers or cloud-based hosting services and are generally available for use as hosted application arrangements under subscription fee agreements. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term generally beginning on the date our solution is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Revenue that is earned but not yet invoiced is recorded in accounts receivable. Additional fees for monthly usage above the levels included in the standard subscription fee are recognized as revenue in the month when the usage amounts are determined and reported.
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

We intend to continue to increase our investments in our implementation and customer support teams and technology infrastructure to serve our customers and support our growth. We expect cost of revenues to continue to grow in absolute dollars, after adjusting for one-time share-based compensation charges resulting from our Corporate Conversion and IPO, as we grow our business. For more information on our Corporate Conversion in connection with our IPO, see Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Gross Profit and Gross Margin
Gross profit is revenues less cost of revenues, and gross margin is gross profit as a percentage of revenues. Gross profit has been, and will continue to be, affected by various factors, including the mix of our subscription fees, professional service and other revenues, the costs associated with our personnel, third-party vendors, and cloud-based hosting services, and the extent to which we expand our implementation and customer support services. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors. Our gross margin was 61.2% and 60.4% for the three months ended September 30, 2022 and 2021, respectively, and was 63.4% and 67.0% for the nine months ended September 30, 2022 and 2021, respectively.
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
We expect to continue to incur incremental expenses associated with the growth of our business and to meet increased compliance requirements associated with operating as a public company through the fourth quarter of 2022. These expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance, and investor relations activities, partially offset by the termination of sponsor-related costs. As a result, we expect our general and administrative expenses to increase in absolute dollars, after adjusting for one-time share-based compensation charges resulting from our Corporate Conversion and IPO, but to decrease as a percentage of revenues over the long term as we scale the business and continue to adjust to being a public reporting company.
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
Sales and marketing expenses are also impacted by the timing of significant marketing programs such as our annual client conference, which we typically hold during the second quarter. We plan to continue investing in sales and marketing by increasing our number of sales and marketing personnel and expanding our sales and marketing activities. As a result, we expect our sales and marketing expenses to increase in absolute dollars, after adjusting for one-time share-based compensation charges resulting from our Corporate Conversion and IPO. We believe these investments will help us build brand awareness, add new customers, and expand sales to our existing customers as they continue to buy more solutions from us.
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
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is subsequently determined that deferred tax assets would be more likely than not realized in the future, in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. After a review of the four sources of taxable income (as described above), and after consideration of our continuing cumulative income position, inclusive of impact from permanent differences, as of September 30, 2022, we have not recorded a valuation allowance on its deferred tax assets.
We have recorded an uncertain tax position with respect to our R&D credits. There are no penalties or interest recorded on these liabilities as the credits have not yet been fully utilized, and therefore the uncertain tax position is recorded primarily as a reduction of the deferred tax asset related to these credits.

Results of Operations
Condensed Consolidated Statements of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

Condensed consolidated statements of operations data	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and unit and per share and per unit amounts)	2022	2021	2022	2021
Revenues, net	$71,754	$67,367	$217,495	$203,652
Cost of revenues:
Subscription and services (1)	23,812	23,467	68,292	58,078
Amortization of developed technology	4,003	3,219	11,287	9,190
Total cost of revenues	27,815	26,686	79,579	67,268
Gross profit	43,939	40,681	137,916	136,384
Operating expenses:
General and administrative (1)	21,423	29,917	60,416	64,103
Research and development (1)	11,518	13,533	30,414	27,807
Sales and marketing (1)	6,311	5,994	16,519	13,817
Acquisition related costs	163	—	2,549	781
Total operating expenses	39,415	49,444	109,898	106,508
Operating income (loss)	4,524	(8,763)	28,018	29,876
Other (income) expense, net:
Other income	(327)	(9)	(706)	(39)
Interest expense, net	6,855	7,165	16,649	27,073
Loss on debt repayment and extinguishment	—	4,351	—	4,351
Total other expense, net	6,528	11,507	15,943	31,385
Income (loss) before provision for income taxes	(2,004)	(20,270)	12,075	(1,509)

Provision for income taxes	890	1,176	5,318	5,274
Net income (loss)	(2,894)	(21,446)	6,757	(6,783)

Class A preferred return	—	(2,780)	—	(20,944)
Net income (loss) attributable to common stockholders	$(2,894)	$(24,226)	$6,757	$(27,727)

Net income (loss) per share:
Basic	$(0.04)	$(0.34)	$0.08	$(0.47)
Diluted	(0.04)	(0.34)	0.08	(0.47)
Weighted average common stock outstanding:
Basic	80,659,320	71,697,083	80,353,399	58,495,073
Diluted	80,659,320	71,697,083	82,364,835	58,495,073
______________
(1)Upon completion of our IPO in July 2021, 500,000 options to purchase common shares, and 426,711 Carried Equity Units became fully vested, and we recognized accelerated share-based compensation expense in the amount of $21.4 million during the three and nine months ended September 30, 2021. Share-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$1,352	$5,296	$3,567	$5,461
General and administrative	3,170	12,158	6,947	12,864
Research and development, net of amounts capitalized	2,092	6,194	4,457	6,358
Sales and marketing	639	1,879	1,530	2,152
Total share-based compensation expense	$7,253	$25,527	$16,501	$26,835

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenues, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues, net	$71,754	$67,367	$4,387	7%	$217,495	$203,652	$13,843	7%
Revenues increased for both the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2022, Lending Software Solutions made up 12% and 10%, respectively, of the increase in total revenue growth, primarily from new and ramping customers as well as volume and revenue increases from existing customers. Lending Software Solutions growth was partially offset by a decline in Data Verification Software Solutions revenue, driven primarily by the decline in mortgage refinance application volumes. For both of our solutions, we receive incremental revenues if customers exceed their minimum commitments for monthly transactions, which typically is based off of number of applications or closed and funded loans for Lending Software Solutions and credit, tenant, or employment verification reports for our Data Verification Software Solutions.

Cost of Revenues and Gross Profit
Subscription and services

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Subscription and services	$23,812	$23,467	$345	1%	$68,292	$58,078	$10,214	18%
Subscription and services cost of revenues increased $0.3 million, or 1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was due to $2.1 million in additional cloud-based data storage costs, as well as higher compensation and benefits spend, largely from additional employee headcount. The increase was partially offset by a decrease of $3.9 million in share-based compensation related to the vesting of Carried Equity Units upon completion of the IPO which increased expense in the same period in the prior year.
Subscription and services cost of revenues increased $10.2 million, or 18%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was partially due to $4.0 million in additional cloud-based data storage costs, as well as higher compensation and benefits spend, largely from additional employee headcount. The increase was partially offset by a decrease of $1.9 million in share-based compensation expense compared to the same period in 2021, primarily related to the vesting of options and equity grants upon the completion of our IPO.
Amortization of Developed Technology

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Amortization of Developed Technology	$4,003	$3,219	$784	24%	$11,287	$9,190	$2,097	23%
Amortization of developed technology increased $0.8 million, or 24%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was due to increased amortization for internally developed software and additional amortization on developed technology from the acquisition of StreetShares.
Amortization of developed technology increased $2.1 million, or 23%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was due to increased amortization for internally developed software and additional amortization on developed technology from the acquisitions of Saylent and StreetShares.

Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Gross Profit	$43,939	$40,681	$3,258	8%	$137,916	$136,384	$1,532	1%
Gross profit increased $3.3 million, or 8%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to an increase of revenues and lower share-based compensation, as described above, partially offset by an increase in cost of revenues due to an increase in cloud-based data storage costs and increased personnel-related expenses from increased employee headcount.
Gross profit increased $1.5 million, or 1%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of revenues and lower share-based compensation, as described above, more than offset by an increase in cost of revenues due to an increase in cloud-based data storage costs and increased personnel-related expenses from increased employee headcount.
Operating Expenses
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
General and Administrative	$21,423	$29,917	$(8,494)	(28)%	$60,416	$64,103	$(3,687)	(6)%
General and administrative expenses decreased $8.5 million, or 28%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease includes a $9.0 million reduction in share-based compensation expense, as prior year costs were higher due to the vesting of equity grants upon our IPO. Additionally, our losses due to disposal of assets decreased by $0.9 million, primarily related to the accounting for the termination of a lease in the same period in 2021. The decrease was partially offset by increased personnel-related expenses from increased employee headcount.
General and administrative expenses decreased $3.7 million, or 6%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease includes a $5.9 million decrease in share-based compensation expense and a $1.8 million decrease in advisory services spend compared to the same period in 2021, as prior year costs were higher in connection with our IPO. Additionally, our losses due to disposal of assets decreased by $1.3 million, primarily related to the accounting for the termination of a lease and new sublease in the same period in 2021. The decrease was partially offset by a $2.2 million increase in insurance costs for director and officer insurance, as well as increased personnel-related expenses from increased employee headcount.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Research and Development	$11,518	$13,533	$(2,015)	(15)%	$30,414	$27,807	$2,607	9%
Research and development expenses decreased $2.0 million, or 15%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease includes a $4.1 million reduction in share-based compensation expense, as prior year costs were higher in connection with equity grants vesting upon our IPO. The decrease was partially offset by increased personnel-related expenses from increased employee headcount on our research and development teams.

Research and development expenses increased $2.6 million, or 9%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due additional personnel-related expenses from increased employee headcount on our research and development teams. The increase was partially offset by a $1.9 million decrease in share-based compensation expense, as prior year costs were higher in connection with our IPO.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Sales and Marketing	$6,311	$5,994	$317	5%	$16,519	$13,817	$2,702	20%
Sales and marketing expenses increased $0.3 million, or 5%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to higher personnel-related expenses from increased headcount on our sales and marketing teams, and additional advertising spend. The increase was partially offset by a $1.2 million decrease in share-based compensation expense, as prior year costs were higher in connection with our IPO.
Sales and marketing expenses increased $2.7 million, or 20%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher personnel-related expenses from increased headcount on our sales and marketing teams, and additional advertising spend. The increase was partially offset by a $0.6 million decrease in share-based compensation expense, as prior year costs were higher in connection with our IPO.
Acquisition Related Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Acquisition Related Costs	$163	$—	$163	—%	$2,549	$781	$1,768	226%
Acquisition related costs increased for both the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The increase was primarily due to higher acquisition costs for StreetShares during 2022 compared to Saylent during 2021, as well as additional professional services costs incurred while pursuing other strategic opportunities.
Total Other Expense, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Total Other Expense, net	$6,528	$11,507	$(4,979)	(43)%	$15,943	$31,385	$(15,442)	(49)%
Total other expense, net decreased $5.0 million, or 43%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was due to the loss on debt repayment in 2021, and lower interest expense on debt during 2022 as a result of principal repayments and debt refinancing that occurred in 2021.
Total other expense, net decreased $15.4 million, or 49%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was due to the loss on debt repayment in 2021, and lower interest expense on debt during 2022 as a result of principal repayments and debt refinancing that occurred in 2021.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Provision for Income Taxes	$890	$1,176	$(286)	(24)%	$5,318	$5,274	$44	1%
Provision for income taxes decreased $0.3 million, or 24%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease in the provision for income taxes was due to a discrete tax charge related to the tax impact of certain executive & employee share-based remuneration offset by a decrease in earnings before income tax.
Provision for income taxes was $5.3 million for the nine months ended September 30, 2022 compared to $5.3 million for the nine months ended September 30, 2021. The flat provision for income taxes was primarily due to a discrete tax charge related to the tax impact of certain employee share-based remuneration and an increase in permanent tax differences including acquisition related costs, offset by decreased earnings before income tax, and decreased certain employee remuneration under section 162(m) of the Internal Revenue Code, that are not tax deductible.
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

As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents of $115.8 million and unused capacity under our revolving line of credit of $50.0 million. Additionally, $30.0 million is held in an escrow deposit account for a contingent earnout related to our StreetShares acquisition. The earnout period associated with the escrow amount ends on April 1, 2023. Based upon our current levels of operations, we believe that our cash flows from operations along with our other sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.
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
Operating Leases
We lease office space and server equipment under various operating lease agreements that expire through December 2026. We recognize the related rent expense on a straight-line basis over the term of each lease. Free rent and rental increases are recognized on a straight-line basis over the term of each lease.
One lease is with a related party with a term date of December 2022. The monthly payments during each of the nine months ended September 30, 2022 and 2021 were $0.1 million.

Long-Term Debt
For a detailed description of our long-term debt, please see Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on 10-Q.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Net cash provided by (used in):
Operating activities	$67,235	$69,012	$(1,777)	(3)%
Investing activities	(60,350)	(125,647)	65,297	(52)%
Financing activities	(4,778)	109,783	(114,561)	(104)%
Net increase in cash, cash equivalents, and restricted cash	$2,107	$53,148	$(51,041)	96%
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
For the nine months ended September 30, 2022, cash provided by operating activities was $67.2 million. Net income was $6.8 million, adjusted by non-cash charges of $63.1 million and an increase of $2.7 million in operating assets and liabilities. The non-cash charges consist primarily of depreciation and amortization of $39.7 million, share-based compensation of $16.5 million, and deferred income taxes of $5.2 million. Net cash outflows from changes in operating assets and liabilities of $2.7 million primarily consisted of increased accounts receivable of $7.0 million due to increased revenue and timing of cash receipts, increased prepaid expenses and other assets of $2.5 million, decreased accrued liabilities of $0.2 million, and decreased accounts payable of $0.5 million due to timing, mostly offset by increased deferred revenue of $7.5 million
For the nine months ended September 30, 2021, cash provided by operating activities was $69.0 million. Net loss was 6.8 million, adjusted by non-cash charges of $77.3 million and a decrease of $1.5 million in operating assets and liabilities. The non-cash charges consist primarily of depreciation and amortization of $37.7 million, share-based compensation of $26.8 million, deferred income taxes of $5.0 million, and loss on debt repayment of $4.4 million. The change in operating assets and liabilities was primarily the result of an increase in deferred revenue of $10.0 million, partially offset by a decrease of accrued liabilities of $2.3 million, an increase in accounts receivable of $2.0 million, and an increase in prepaid expenses and other assets of $6.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities of $60.4 million for the nine months ended September 30, 2022 consisted of $23.1 million of cash paid for the acquisition of StreetShares, $30.0 million cash paid for an escrow deposit for contingent consideration as a part of the StreetShares acquisition agreement, $6.3 million for capitalized software additions, and $0.9 million for purchases of property and equipment.
Net cash used in investing activities of $125.6 million for the nine months ended September 30, 2021 included $85.4 million of cash paid for the acquisition TazWorks, $35.9 million of cash paid for the acquisition of Saylent, $3.6 million for capitalized software additions, and $0.7 million cash paid for purchases of property and equipment.

Cash Flows from Financing Activities
Net cash used in financing activities of $4.8 million for the nine months ended September 30, 2022 consisted of $3.3 million payment of the Regulation A+ investor note that we assumed as part of the StreetShares acquisition, $2.2 million principal payments of long-term debt, $0.3 million cash paid to repurchase our common stock, $0.9 million proceeds from our employee stock purchase plan, and $0.2 million of proceeds from exercise of stock options. Principal repayments on our term loan started in June 2022 and are payable quarterly.
Net cash provided by financing activities of $109.8 million for nine months ended September 30, 2021 consisted of $100.0 million in proceeds from issuance of long-term debt, partially offset by $25.7 million of payments on the financing obligation due to related party, $202.6 million of principal payments of long-term debt, $2.0 million of payments of debt issuance costs, $4.4 million payments of deferred offering costs, and $1.9 million of repurchases of units.
Recent Developments
On November 4, 2022, we acquired all of the outstanding stock of Beanstalk Networks, L.L.C. doing business as OpenClose for cash consideration of $65.0 million, which includes approximately $1.4 million in acquisition costs. The acquisition was funded by our available cash. OpenClose is based out of West Palm Beach, Florida, and provides mortgage lending technology, with a particular focus on supporting depository institutions. For more information on our acquisition of OpenClose, see Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. For example, in November 2022, we acquired OpenClose, a mortgage lending technology, with a particular focus on supporting depository institutions, and in April 2022, we acquired StreetShares, a financial technology company that provides digital small business lending technology to banks and credit unions. We may also enter into relationships with other businesses to expand our products, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. If an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. We may not integrate an acquired company smoothly, successfully, or within our budgetary expectations and anticipated timetable. If we are successful in acquiring additional businesses, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
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
We have experienced growth in recent periods. In future periods, we may not be able to sustain net revenue growth consistent with recent history, or at all. We believe our net revenue growth depends on several factors, including, but not limited to, our ability to add new customers and to expand our existing customers’ usage of our solutions. The markets in which we compete, however, are highly competitive, fragmented, evolving, complex, and defined by rapidly changing technology and customer demands. We currently compete with providers of technology and products in the financial services industry, primarily point solution vendors that focus on building functionality that competes with specific components of our solutions. From time to time, we also compete with systems internally developed by financial institutions.
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
Our overall performance depends on economic conditions, which are beyond our control and may be difficult or impossible to forecast. The United States and other key international economies have experienced significant economic and market downturns, including recently in connection with the COVID-19 pandemic, and are likely to experience additional cyclical downturns from time to time, in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, inflation, fluctuations in interest rates, reduced corporate profitability, volatility in credit and equity markets, bankruptcies, and overall uncertainty. Macroeconomic developments can arise suddenly, as did the conditions associated with the COVID-19 pandemic, and the full impact can be difficult to predict. These conditions affect the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase our software solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, or impact the demand for our customers’ services, any of which could adversely affect our results of operations.
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

COVID-19 has impacted, and may continue to impact, our business operations, employees, customers, their clients, the industries in which our customers operate, partners, suppliers, and communities. We have taken certain measures, and will continue to implement applicable steps, to manage the evolving risks and uncertainties. We temporarily suspended travel for employees, closed our offices, and virtually conducted our user forums until CDC guidelines allowed for these. Since mid-March 2020, we have requested that our employees work remotely. We are now allowing travel for our employees based on business need and some on-site meetings, and, in May 2022, we conducted our first in-person user forum since the COVID-19 pandemic began. We plan for in-person events in 2023 as well. While we have been operating effectively under our remote work model, and we do not foresee it changing, we cannot be certain that a prolonged remote work model will continue to be effective or will not introduce new operational difficulties that could result in harm to our business. Our shift to remote work has caused us to assess our IT security measures, identify any vulnerabilities, and enhance protections against unauthorized access to our network and systems. While we have not yet experienced a network breach or intrusion as a result of moving to a remote work model, we are unable to unequivocally affirm that the protective measures we have taken will remain sufficient given the ever-changing threat landscape, and any such related security compromise that may occur could materially and adversely impact our business, results of operations, or reputation.
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
We depend on data centers operated by third parties and third-party Internet hosting providers, and any disruption in the operation of these facilities or access to the Internet could adversely affect our business.
We currently serve our customers from two third-party data center hosting facilities located in Lone Mountain, Nevada and Atlanta, Georgia. The third-party owners and operators of these current and future facilities do not guarantee that our customers’ access to our software solutions will be uninterrupted, error-free, or secure. We may experience website disruptions, outages, and other performance problems at third-party data centers. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks (including ransomware attacks), fraud, spikes in customer usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Data center facilities are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our software solutions, cause system interruptions, prevent our customers’ account holders from accessing their accounts online, cause reputational harm and loss, corruption, or unavailability of critical data, prevent us from supporting our software solutions, or cause us to incur additional expense in arranging for new facilities and support.
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

The recent transition of our software solutions to the public cloud could present significant risks and uncertainties unique to such a migration, which could adversely affect our business and operations.
We recently completed the transition of all our software solutions to the public cloud. This migration could introduce future risks associated with data and services migration that could affect our business continuity, result in loss, corruption, or compromise of data, and impact the provision of our software solutions. Further, the success in transitioning to the public cloud is dependent on our ability to effectively align, prioritize, and allocate our information technology, information security, product, and other resources to balance the needs of maintaining our existing infrastructure, while also innovating in future products and features and ensuring security and resiliency.
While we expect the transition to allow for greater scalability and integration, if this planned transition impacts the reliability and availability of our software solutions, we may not realize our financial and strategic objectives. In addition, any unanticipated interruption, delay, or degradation in the performance and delivery of our solutions could negatively impact our customer relationships. Accordingly, any such delays, errors, or difficulties may result in operational challenges, security failures, increased costs, or reputational harm, any of which could materially adversely impact our profitability and operations.
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
We have used, and intend to continue to use, unrelated third parties to provide us with technology development services, through individuals based in India. We have increased the amount of our product development work performed by contractors in India to expand our access to additional resources so we can meet the needs of our increased development efforts. However, we may not achieve the cost savings and other benefits we anticipate from these programs, and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. While our experience to date with our India-based contractors has been positive, there is no assurance that this will continue. Specifically, there are a number of risks associated with this activity, including but not limited to the following:
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
•the overall usage, volume, and type of transactions handled or processed using our software solutions, which may vary based on external factors such as macroeconomic conditions, including the impact of the COVID-19 pandemic, and seasonality;
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
We have a significant amount of goodwill and other intangibles. Our goodwill and other intangible asset balances as of September 30, 2022 were approximately $571.6 million and $279.5 million, respectively. We test goodwill at least annually, on October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. Testing involves estimates and judgments by management. Such assets are considered to be impaired when the carrying value of an intangible asset exceeds its estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. While no impairment has been recorded in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, any future impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

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
We have and, for so long as we remain a controlled company, expect to continue to use some or all of these exemptions. Additionally, our current executive officers, directors, and the Thoma Bravo Funds beneficially own approximately 68.85% of our issued and outstanding shares of common stock as of November 4, 2022. These stockholders may be able to determine all matters requiring stockholder approval including, but not limited to, elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Thoma Bravo has a controlling influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
As of November 4, 2022, Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, and its related entities beneficially own, in the aggregate, approximately 50.01% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy and would have sufficient voting power to determine the outcome of all matters requiring stockholder approval. These matters may include:
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
We will remain an emerging growth company up until December 31, 2026, although we will lose that status sooner if we have more than $1.235 billion of revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates (and have been a public company for at least 12 months and have filed one annual report on Form 10-K), or issue more than $1.0 billion of non-convertible debt over a three-year period.
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
Purchases of Equity Securities by the Issuer
The following table summarizes the stock repurchase activity for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands) (1)
July 1 to July 31, 2022	—	$—	12,300	$74,807
August 1 to August 31, 2022	—	$—	12,300	$74,807
September 1 to September 30, 2022	4,403	$15.86	16,703	$74,737
Total	4,403	$—	16,703	$74,737
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

MERIDIANLINK, INC.

Dated: November 7, 2022	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2022	By:	/s/ Sean Blitchok
	Name:	Sean Blitchok
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)