Form 10-K
period 2022-12-31
MeridianLink, Inc.
filed 2023-03-09
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022 as reported by the NYSE on such date was approximately $419.4 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 3, 2023 there were 80,676,264 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s definitive proxy statement shall not be deemed to be filed as part hereof.

MeridianLink, Inc.
This Annual Report on Form 10-K includes trademarks, such as MeridianLink®, which are protected under applicable intellectual property laws and are the property of MeridianLink, Inc. or its subsidiaries. This Annual Report on Form 10-K also contains trademarks, service marks, copyrights, and trade names of other companies, which are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.
In this Annual Report on Form 10-K, the terms “MeridianLink,” “we,” “us,” and “our” refer to MeridianLink, Inc. and its subsidiaries, unless the context indicates otherwise.
Special Note about Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” in this Annual Report on Form 10-K. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. You should not rely upon forward-looking statements as predictions of future events. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•our ability to successfully identify, acquire, and integrate complementary businesses and technologies, and our expectations regarding the expected impact of such acquisitions on our business;
•our ability to hire and retain necessary qualified employees to grow our business and expand our operations;
•the execution of restructuring plans, including expected or contemplated associated timing, benefits, and costs;
•the evolution of technology affecting our applications, platform, and markets;
•economic and industry trends, including the impact of rising inflation rates;
•seasonal fluctuations in consumer borrowing trends and impact of changes in interest rates
•our ability to adequately protect our intellectual property; and
•our ability to service our debt obligations.
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

PART I.
Item 1. Business
BUSINESS
Our Vision and Mission
At MeridianLink, our vision is to power life’s important financial moments and our mission is to be the most trusted financial services technology platform, enabling our customers to focus on what’s truly important: their employees, clients, and communities.
Who We Are
We are an industry-trusted software and services company, having earned our market-leading position by serving financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and consumer reporting agencies, or CRAs, for more than 24 years. With MeridianLink, our customers can accelerate their digital transformation and better serve their clients. We support our customers’ digital transformations by helping them create a superior client experience with our mission-critical lending, account opening, and data verification software solutions. Our solutions allow our customers to meet their clients’ needs across the institution, which enables improved client acquisition and retention. Additionally, our solutions allow our customers to operate more efficiently.
Our lending software solutions provide a fully digital workflow for our customers, extending from their clients’ initial account opening applications to our customers’ final extension of credit and, where necessary, collections activity. We enable our customers to offer a wide array of products and services to new and existing clients, replacing traditional manual processing and less nimble in-house solutions. Our solutions address nearly all categories of consumer lending, including mortgage, credit card, personal, auto, home equity, and small business loans, and provide the software tools and data necessary to deliver frictionless experiences, including automated decisioning.
Our data verification software solutions enable our customers to service their clients and make smarter business decisions by retrieving verification data for credit, income, employment, property, and fraud prevention. Mortgage Credit Link is a versatile, stable, and powerful web-based fulfillment hub for consumer data verification. To capitalize on the credit bureaus and other available sources, financial institutions of all sizes turn to MeridianLink to optimize scoring attribute and data management. Instead of investing in wasted development time, customers connect to a single application programming interface, or API, to access credit and verification data from dozens of resellers and service providers.
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
We offer our software solutions using a software-as-a service, or SaaS, model under which our customers pay subscription fees for the use of our solutions and typically have multi-year contracts with an initial term of three years or more. Our customer contracts are typically not cancellable without penalty. Our subscription fee revenues include annual base fees, platform partner fees, and, depending on the solution, fees per search, per loan application, or per closed loan (with some contractual minimums based on volume) that are charged on a monthly basis, which we refer to as volume-based fees. We seek to deepen and grow our customer relationships by providing consistent, high-quality implementations and customer support services, which we believe drive higher customer retention and incremental sales opportunities within our existing customer base. We completed the migration to the public cloud in 2022 and will continue to invest in product development to further increase customer cross-selling and retention. We believe that our increased focus on our go-to-market strategy and partnerships will drive incremental opportunities for revenue and accelerate customer cross-sell growth.

Who We Serve
We have had the privilege of helping our customers to revamp their lending and account opening processes, reduce operational costs, and increase revenue. As of December 31, 2022, our customer mix includes more than 2,000 diverse financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and CRAs. Our technology enables our customers to bridge the functional silos of their institutions and thereby increase their ability to serve more of their clients’ needs and achieve incremental revenue.
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
In November 2020, we acquired Teledata Communications, Inc., or TCI. TCI is the creator of DecisionLender, a SaaS loan origination solution that was first released in 1998. DecisionLender is an industry-trusted loan origination software, or LOS, that primarily serves the indirect lending needs of banks, credit unions, and financial companies nationwide.
In December 2020, we acquired substantially all of the assets of TazWorks, LLC, or TazWorks. TazWorks is the creator of TazCloud, an end-to-end technology solution for the background screening industry. TazWorks provides us with capabilities that are highly complementary to our Mortgage Credit Link offering, enabling us to provide our CRA customers with a more complete solution.
In April 2021, we acquired Saylent Technologies, Inc., or Saylent. Saylent is a data analytics and marketing solution that offers insights to financial institutions that help drive account and credit and debit card usage. They determine the ideal target audiences, craft customized marketing campaigns, and put them in action with fully automated, multi-channel outreach.
In April 2022, we acquired StreetShares, Inc., or StreetShares, a financial technology company that offers digital small business lending technology to banks and credit unions. The acquisition complements our existing lending platform and enhances our small business lending capabilities.
In November 2022, we acquired Beanstalk Networks L.L.C., doing business as OpenClose, a leader in mortgage lending technology, with a particular focus on supporting depository institutions. This transaction is expected to improve our platform by providing additional advanced, more open, and more customer-friendly capabilities, particularly through our Point of Sale solution. In addition to improving our capabilities, this transaction is expected to present benefits of increased scale and help solidify our position in the market by allowing us to target additional sales to depository institutions.
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
•Launch new products. We are focused on introducing new solutions and enhancing services and capabilities in areas including digital lending, data insights, collections, data verification, and marketing automation to further expand our reach into the consumer and commercial lending and background screening markets. We are enhancing our offerings to create additional value for new and existing customers in order to increase our share-of-wallet and further distance ourselves from our competition. In 2022, we continued to develop our end-to-end, multi-product platform, MeridianLink One. The platform connects our trusted products into one powerful platform to turn lending automation, cross-selling, and loan optimization into a transformational experience. For more information on this unified, cloud-native SaaS platform, please see the section titled “—Technology and Solutions.”
•Expand monetization of Partner Marketplace. We have designed our solutions to act as the gateway for third parties to access our financial institution and CRA customers, accelerating the loan application and decisioning processes and reducing expenses. We are able to capitalize on one-time service fees, recurring integration fees, and ongoing revenue share in platform partner fees. As we grow our business, we expect to bring on board additional vendor partners driving further monetization opportunities. We also intend to cultivate and leverage network partners to grow our market presence and drive greater sales efficiency.
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

•Full public cloud migration to drive enhanced capacity, flexibility, and security. In 2022, we successfully completed the migration to the public cloud. This enables us to expand on our successes and deliver an even better experience for our customers, driven by the highly scalable and configurable nature of our platform, regardless of the size and complexity of the financial institution. We believe that the full migration of our solutions to a public cloud further enhances the ability of financial institution employees to work remotely and benefit from public cloud functionality which includes automatic push of new updates from public cloud partners. In addition, because MeridianLink One is hosted on the public cloud, we are more easily able to offer customers new products and capabilities at scale, making it more efficient for our customers to take advantage of a connected solution that meets the demand for multiple lending capabilities. The completion of the migration to the public cloud also allows us to refocus the available resources on the development of our product roadmap.
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
Technology and Solutions
Our software provides our customers with an end-to-end solution that improves workflow within a financial institution. Our solutions are not only focused on driving increased loan origination and partner interactions at each digital touch point, but also help our customers simplify how loans are processed and decisioned, so that increased client volume does not materially increase costs incurred by our customers. This enhanced efficiency enabled by the improved workflow we facilitate allows our customers to improve their financial performance. Our actively marketed solutions and services include Lending Software Solutions, which enable financial institutions to better serve consumers and businesses, and Data Verification Software Solutions, which are utilized by CRAs. Our software solutions include:
•Point of Sale Systems;
•Account Opening Software;
•Consumer LOS;
•Mortgage LOS;
•Business Lending Software;
•Marketing Automation Software;
•Data Verification Software;
•Collection Software; and
•Analytics and Business Intelligence

Automating the Full Consumer Wallet

MeridianLink's platform addresses each element of a consumer's wallet while interfacing with the entire consumer lending ecosystem

NEW BANK ACCOUNT OR LOAN APPLICATION

LOAN ORIGINATION

COLLECTION SOFTWARE

DATA ACCESS: CONSUMER DATA AND CRA ENABLEMENT

Point-of-Sale Systems
meridianlink portal

Account Opening Software
meridianlink opening

Marketing Automation
meridianlink engage

Consumer Loan Origination Software
meridianlink consumer

Mortgage Loan Origination Software
meridianlink mortgage
openclose
a MeridianLink company

Business Loan Origination Software
meridianlink business

Collection Software
meridianlink collect

Analytics & Business Intelligence
meridianlink consulting
meridianlink insight

Data Verification & Borrower AI
mortgage credit link™
meridianlink creditAPI

© 2023 MERIDIANLINK, INC. ALL RIGHTS RESERVED

meridianlink

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
Lending Software Solutions
MeridianLink One
MeridianLink One is our multi-product platform that can be tailored to meet the needs of our customers as they digitally transform their organizations and adapt to changing business and consumer demands. Moreover, our expert consultants offer strategic guidance and customized solutions through our modular platform so customers can more quickly reduce costs and increase revenue, efficiency, and customer satisfaction. MeridianLink One provides an all-in-one digital lending and deposit account opening platform that is powered by a smart cross-sell optimization engine. The platform spans mortgage, business lending, and consumer loan origination, offering enhanced transparency and efficiency to process loans. We designed a patented debt optimization engine to deepen the integration of our data verification and LOS solutions to empower loan officers to maximize loan acceptance rates, boost cross-sell opportunities, and deepen their relationships with clients. Additionally, the platform provides access to our large network of third-party integrations and further accelerate the loan process and reduce expenses for our customers.
MeridianLink Portal
We offer a Point of Sale system through our MeridianLink Portal that allows financial institutions, regardless of size, to easily expand existing lending and deposit account origination platforms to online consumers while ensuring control of the entire online application experience. From the ability to determine which loan and deposit account applications to make available online, to customizing the look and feel to match an existing web presence, our system has hundreds of configurations available to tailor the online application process to meet a financial institution’s business objectives. Our system is the consumer touch point and funnel for consumer loans by integrating seamlessly with the all-in-one platform consumer LOS and account opening software so that online applications route securely and reliably into the customer’s existing platform.
MeridianLink Opening
We offer a comprehensive cloud-based online account opening and deposit software solution through our MeridianLink Opening product. The platform unifies deposit account opening and funding for all channels and product types. With robust functionality ranging from identity verification, OFAC checks, e-signature, switch kits, and core system connectivity, our platform saves operational costs and increases customer satisfaction from application initiation to account creation.
MeridianLink Consumer
We offer LOS software, which we call MeridianLink Consumer, that provides a full loan solution suite to banks and credit unions. Our solution offers automated underwriting and pricing for indirect loans (auto and retail), consumer lending (direct auto and unsecured and secured personal loans), lines of credit, business loans, home equity loans, home equity lines of credit, and vehicle leases. As a single loan origination system, our software consolidates applications from all channels, applying the same rules and processes to ensure a streamlined process for institutional staff and a user-friendly consumer experience for customers. The solution provides a frictionless experience by consolidating data from all existing channels—mobile, online, branch, call center, indirect, retail, and kiosk—into a unified consumer experience. The modern, intuitive, and efficient user interface, or UI, makes everyday transaction processing easier. In addition, our cross-sell engine identifies potential cross-sell opportunities, such as credit card debt consolidation or auto loan refinancing, for our customers.
MeridianLink Mortgage
We offer cloud-based software designed for financial professionals to optimize the end-to-end mortgage loan origination process through our MeridianLink Mortgage product. We use automation, technology, and a dedicated support staff to help lenders deliver fast and compliant loans. This includes a complete decision engine that provides deep credit analysis, automated condition generation, and automated fee calculations – all of which increase the efficiency of the origination. Our suite of tools (including Open API, PriceMyLoan, eDocs, LenderAssist, DecisionAssist, and web portals) allows for individual customization while enabling regulatory compliance.

MeridianLink Business

Originally launched as Atlas Platform by StreetShares, which we acquired in 2022, MeridianLink Business is a key component of our multi-product platform, MeridianLink One. Our business lending offering brings together the innovation of both the StreetShares and MeridianLink teams to optimize financial institutions’ business lending capabilities. MeridianLink Business serves financial institutions looking for businesses/commercial lending solutions in order to serve businesses in their communities. MeridianLink Business provides certain functions specifically for business lending, which are not found within MeridianLink Consumer, such as automated cash flow statement creation, business credit reports, and business risk and identity verification.
MeridianLink Collect
We offer a web-based debt collection software that helps customers easily and efficiently manage delinquencies, which we refer to as MeridianLink Collect. The software provides benefits with a sleek UI that is simple to use, allowing users to be quickly trained to set up and to manage the product. It replaces tedious workflows with automation, sophisticated analytics, and easy-to-use functionality.
Analytics and Business Intelligence
We offer a range of solutions that deliver the quality and expertise of an internal team through agile analytics and business intelligence tools, currently offered through MeridianLink Engage, MeridianLink Consulting, and MeridianLink Insight. Our analytics tools are aimed at maximizing our customers’ credit portfolio performance through tailored services, as well as allowing our customers to make better and faster business decisions. The solutions are designed with interactive visualizations and various filter dimensions to enable our customers to optimize their experience. We provide intuitive dashboards, easy-to-read reports, and a powerful exploratory sandbox, presenting a comprehensive solution for a multi-level audience while providing insights for omni-channel execution.

Data Verification Software Solutions
We offer a plug-and-play, cloud-based order fulfillment hub for bankers and credit officers, which we refer to us our Data Verification Software Solutions and encompasses our Mortgage Credit Link, TazCloud, and Credit API products. Our software simplifies product ordering with an intuitive web interface and integrated tools for order fulfillment. The solution provides users access to a large network of consumer credit, data, and verification service providers and allows them to process credit, income verification, employment, criminal and rental history, and other related services. A comprehensive list of product and service APIs allows for integrations into a number of applications for a seamless experience to minimize human error and to reduce costs.
Additional Solutions
In addition to the solutions listed above, we support additional loan origination systems, other credit decisioning tools, and additional solution modules. Several of these additional solutions, such as ACTion, LCC/Appro, BizMark/Mark4, Sail/Teres, and Synergy, came to us via acquisitions, and we are proud of the legacy of these solutions and committed to ensuring the best journey for these customers. Wherever possible, we seek to make available the capabilities and innovations of our new solutions to those customers on older versions of our solutions.
Financial Model and Key Metrics
Our revenues are broken out between three components: subscription fees, professional services, and other revenues. Our subscription fees consist of revenues from software solutions that typically are multi-year contracts with an initial term of three years or more. Our customer contracts are typically not cancellable without penalty. Our subscription fee revenues include annual base fees, platform partner fees, and, depending on the solution, fees per search or per loan application or per closed loan (with some contractual minimums based on volume) that are charged on a monthly basis, which we refer to as volume-based fees. Our professional service fees are driven by professional services for the setup and configuration of platform modules for customer needs as well as certain consulting engagements regarding best practices and analytics. Our other fees consist of one-time and recurring fees that include implementation fees, annual fees, and revenue sharing based on revenue generated, applications or loans, or some combination of the above.
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
An additional opportunity for generating revenues in excess of what is contractually committed is through our Partner Marketplace. Through reseller and referral relationships, we receive revenues based on our customers’ use of a partner’s services. In many instances, our partners have their own sales and marketing efforts targeted at our customers – and when those third-party sales efforts are successful for our partners, it also generates fees for us. We also market our partners’ solutions to our customers as a way to generate revenues and also to ensure that our customers are leveraging the full benefit of our solution, which includes the capabilities offered through our partners.
Sales and Marketing
Our sales team primarily consists of our new logo sales team, which focuses on selling into accounts that currently do not have a relationship with us, and our account manager sales team, which sells into existing customer accounts. Both sales teams are supported by our sales engineers, who demonstrate the functionality of our solutions to prospects, and our sales operations team which manages reporting, analytics, and sales enablement.

Our new logo team is responsible for expanding our customer base. This team is trained to nurture our customer prospects, including through discovery of such prospects’ currently implemented solutions, if any, and through demonstration of the capabilities our solutions offer and the potential benefits to the customer prospect if they implement our solutions from us.
Our account management team maintains close relationships with existing customers and acts as advisors to each customer, helping them identify and understand their specific needs, challenges, goals, and opportunities with the intention to expand the breadth of our solutions the customer currently uses. It is the role of this team to ensure that our existing customers get the maximum benefit from the breadth of the solutions we provide.
We also have a sales team supporting our channel partners to ensure they receive the sales support that is required to capitalize on prospects that are identified through the partner’s selling efforts. The channel sales team also seeks to identify new potential channel partners who can expand the breadth of our reach to potential prospects.
To build brand awareness and generate sales leads, we conduct digital marketing campaigns, webinars, public relations campaigns, lead development activities, and advertise through multiple avenues, including industry publications and conferences. We have also historically hosted an in-person annual user forum to foster a customer community, showcase our most recent solution enhancements, and engage in a discussion on the direction and roadmap of our solutions. The user forums in 2020 and 2021 were held virtually due to the COVID-19 pandemic and returned to in-person in 2022. The MeridianLink LIVE 2022 user forum gave us the opportunity to engage with nearly 1,000 customers and partners for three days. As a result of the positive feedback and growing attendance, we plan to expand the event to a larger venue in 2023.
Research and Development
Our research and development organization is responsible for the design, development, and testing of our technology. We utilize agile software development methodologies and industry best practices, such as continuous integration/continuous deployment, automated testing, and distributed version control, to develop new functionality and enhance our existing solution.
Competition
We face competition for our solutions from a wide range of offerings from manual in-house processes to similar functionality bundled with a core solution to separate point solutions to other competitors who have a similar solution approach as we do. While this competition impacts each of the markets we target, we do not believe there are any competitors that provide all of the solutions and connections that we provide. We compete in a variety of categories, particularly Loan Origination and associated functionality and Data Verification. We believe we have a strong and defensible position in our target market due to the breadth of our capabilities, the depth of our functionality (developed and enhanced throughout our multi-decade history), our integration across loan types, our Partner Marketplace, and our ability to deliver value through workflow efficiency and the expertise available through our services and support teams.
Loan Origination
Our competitors generally do not compete across the full spectrum of our loan origination capabilities. Within non-mortgage consumer loan origination, our main source of competition is the similar capabilities offered by a customer’s core banking system provider, such as Fiserv, Inc., Fidelity National Information Services, Inc., Jack Henry & Associates, and Temenos, with Fiserv, Inc. and Jack Henry and Associates also being current MeridianLink partners. Other financial technology software companies, such as nCino and Q2, also have competitive functionality. Additionally, we compete with customers who have a narrower focus like CU Direct’s Origence product and Sync1 Systems product offering. Financial institutions rely on streamlined consumer lending origination software in order to accurately and efficiently gather the data needed to open and process all types of accounts and loans.
Our primary competitors in the mortgage loan origination market are Calyx, Intercontinental Exchange, Mortgage Cadence, and, to a lesser extent, Black Knight. The capabilities provided by a mortgage loan origination system are a point of focus for financial institutions as decreasing mortgage loan volume and rising origination costs continue to drive demand for systems that optimize lending decisions and loan composition in an automated, accurate manner. We believe our SaaS-based end-to-end origination solution, MeridianLink One, for all consumer loan types, accounting opening, deposit applications, and more allows us to differentiate ourselves from our competitors.

Data Verification
We compete with both direct competitors and vendors who have developed proprietary in-house solutions that replicate the functionality of our Data Verification Software Solution. CRAs that have developed proprietary in-house credit reporting capabilities include CoreLogic and CBC Innovis, and proprietary in-house background screening capabilities include HireRight and Checkr. We have a limited number of competitors that provide a platform solution similar to the capabilities of MeridianLink Mortgage Credit Link but there is more direct competition in background screening, including Accio and Deverus. The delivery of secure and accurate data from disparate sources to institutions has become increasingly important as they rely more on independent verification services. We believe that we distinguish ourselves in this area by providing instant access to a rapidly growing network of consumer credit, data, and verification service providers, including Fannie Mae and Freddie Mac.
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
We believe that we compete favorably against our competitors based on the factors above and that we distinguish ourselves through our functionality and user design, a culture and history of innovation and client excellence, a track record of developing innovative features, and differentiated, high customer satisfaction. Our success in growing our business will depend on our ability to continue demonstrating to financial institutions that our solution provides superior business outcomes to those of alternative vendors or internally developed systems.
Government Regulation
As a technology service provider to banks and credit unions, we are not required to be chartered by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, or other federal or state agencies that regulate or supervise our customers and other providers of financial services. The U.S. lending industry is heavily regulated. Originators, lenders, CRAs, and service providers with which we do business are subject to federal, state, and local laws that regulate and restrict the manner in which they operate in the lending industry, including, but not limited to, the Real Estate Settlement Procedures Act of 1974, as amended, the Truth in Lending Act of 1968, as amended, the Equal Credit Opportunity Act of 1974, as amended, and the Fair Credit Reporting Act of 1970, as amended, or FCRA. Other than our indirect, wholly-owned subsidiary, Professional Credit Reporting, Inc., which is a consumer reporting agency and is subject to the FCRA, and MeridianLink Wholesale Data, LLC, a wholesale data company, we are not directly subject to these laws and regulations; however, changes to these laws and regulations could broaden the scope of parties or activities subject to regulation and require us to comply with their restrictions, and new solutions and services developed by us may be subject to, or have to reflect, these laws or regulations. For more information about governmental regulations applicable to our business, refer to “Risk Factors” in Item 1A.

Information Security
We have an established information security program aligned to the NIST SP 800-53 standard and the Payment Card Industry, or PCI, Data Security Standard, or DSS. Our program is led by our Chief Information Security Officer and implemented by a dedicated information security team. Our solutions currently are hosted in data centers and public cloud providers located within the United States. We monitor our infrastructure for signs of failure and seek to take preemptive action in an effort to minimize and prevent downtime. Our data centers employ advanced measures designed to protect the integrity and security of our data. We have also implemented disaster recovery measures and continue to invest in our data center and other technical infrastructure.

Customer data processed by our servers is encrypted, password protected, and stored on secure hardened servers. Customers transmit data to our servers though a TLS encryption channel, with AES 256-bit ciphers protecting the data against third party disclosure in transit. Data at rest is encrypted utilizing AES 256-bit Key Management Systems. We also employ anti-virus, anti-malware, and advanced threat protection capabilities. We engage a third-party audit firm to conduct an annual SOC 2 Type 2 audit of our information security program and a PCI-DSS audit of our cardholder data environment.
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
Additionally, the timing and amount of any transaction revenue generated in excess of the contractually committed monthly minimum fee can be subject to fluctuations of consumer behavior tied to seasonality as well as macroeconomic conditions that impact consumer loan volumes. The timing of our implementation activities and corresponding revenues from new customers also are subject to fluctuation based on the timing of our sales. Sales may tend to be lower in the first quarter of each year than in subsequent quarters, but any resulting impact on our results of operations has been difficult to measure due to the timing of our implementations and overall growth in our business. The timing of our implementations also varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers, and the readiness of our customers to implement our solutions. Our solutions are often the most frequent point of engagement between our customers and their clients. As a result, we and our customers are very deliberate and careful in our implementation activities to help ensure a successful roll-out of the solutions to their clients. Unusually long or short implementations, for even a small number of customers, may result in short-term quarterly variability in our results of operations.
Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on a combination of trademarks, copyrights, rights under trade secret laws, patents, license agreements, confidentiality procedures, non-disclosure agreements, and employee disclosure and invention assignment agreements, as well as other legal and contractual rights, to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the market. We continually review our development efforts to assess the existence and patent potential of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States to the extent we determine appropriate and cost-effective. As of December 31, 2022, we have a total of 29 registered trademarks in the United States. We also have registered domain names for websites that we use in our business, such as www.meridianlink.com and other variations, including domains from acquisitions. Additionally, on February 15, 2022, the U.S. Patent and Trademark Office issued to MeridianLink U.S. Patent Number 11,250,505. The patent is titled “Optimizing Loan Opportunities in a Loan Origination Computing Environment” and relates to MeridianLink’s loan origination platforms. MeridianLink also has certain patents by assignment from its acquisition of StreetShares.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. In addition, if we were to expand internationally, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as laws in the United States. We expect that infringement claims may increase as the number of products and competitors in our market increase. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims from third parties. Any third-party intellectual property claims against us could significantly increase our expenses and could have a significant and negative impact on our business, results of operations, and financial condition.
Human Capital Management
We believe that our success in providing great products and support to our customers is due in large part to the drive, creativity, and overall strength of our workforce. One of our core business objectives is to foster an exceptional employee experience. We strive to provide programs and initiatives for our employees to help attract, motivate, and retain highly qualified talent. As of March 3, 2023, we had a total of 751 employees, all operating within the United States. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We believe our employee relations are strong based on employee surveys and feedback. We are proud to have earned the Great Place to Work® certification in 2020, 2021, and 2022. In 2022, we were recognized as #54 on the 2022 IDC Global FinTech 100 Rankings, and Octane, Southern California’s leading accelerator organization, awarded us with the Deal of the Year in 2022 in recognition of our 2021 initial public offering, or IPO. In 2022, we also received the 2022 ACG Orange County Spotlight Award and received the HousingWire Tech 100 award for the fifth time.
Health Safety and Wellness
The health and safety of our colleagues and anyone who enters our workplaces are paramount to us. As a result of the COVID-19 pandemic, we instituted a work-from-home policy beginning in 2020 to keep our employees safe in accordance with local and national health agency guidelines. We immediately created a COVID-19 committee consisting of executive leaders who communicated frequently regarding the status and impacts of COVID-19 and on our remote working policies while initiating new protocols across all offices. We established workplace health and safety standards based on guidance from local public health authorities. We also surveyed our employee base and found that our employees had a strong preference for remote working on a permanent basis. Therefore, we implemented a company-wide remote-first work strategy and have allowed employees to relocate to areas that they believe will provide a better quality of life for them and their families.
Growth and Development
We foster a learning culture where employees are empowered to drive their career progression through personal and professional development. We have partnered with LinkedIn Learning to provide a diverse range of virtual training, development programs, and on-demand resources that employees can use to excel in their careers and personal life. We also encourage employees to maintain relevant professional credentials and licensing and pay for required continuing education or other professional certification requirements. We are developing a company-wide wellness program that will launch in 2023 to encourage healthy habits and personal wellness for all of our employees, with a particular focus on mental health and well-being. Our program will include stress reduction programs and tools, nutrition education, fitness challenges, and incentives.
Compensation and Benefits
Our compensation program is designed to attract, reward, and retain talented individuals who possess the skills necessary to support our business, contribute to our strategic goals, and create long-term value for our stockholders. We believe that our employees should have a strong work/life balance, develop and grow personally and professionally, and be able to save for their future. We provide employees with industry-competitive compensation and benefits, including retirement savings programs with matching contributions, the opportunity to invest in MeridianLink at a discount through our Employee Stock Purchase Plan, and medical, dental, vision, and life and disability plans. We evaluate both compensation and benefit offerings on an annual basis and make adjustments accordingly, as appropriate.

Diversity, Equity, and Inclusion
We believe that an equitable and inclusive environment consisting of diverse teams produces more creative solutions, results in better and more innovative products, and is important to our efforts to attract and retain key talent. We aim to incorporate diversity and inclusion into our policies and practices, employee training, and events. In 2022, we completed a variety of company initiatives in an effort to build a strong foundation around diversity and inclusion. These initiatives included a company-wide diversity survey and training sessions, launching Employee Resource Groups, analyzing our diversity metrics, and reviewing our internal processes for adherence to best practices. We expect to continue providing employee training on diversity, equity, and inclusion topics and to work with our Employee Resource Groups to host company-wide events and initiatives.
Employee Engagement

Listening to our employees is a core component of our employee engagement strategy. Being able to understand the needs, wants, preferences, and feedback of our employees is critical to the design of our employee programs. We hold regular all-hands updates to welcome new employees, celebrate milestone anniversaries, and provide important business updates. We survey our employees regularly through pulse-style surveys on a range of topics, as well as an annual survey conducted by a third-party organization. Our leadership team carefully considers the feedback received from these surveys and focuses on making changes to become a better place to work for our employees. We hold engagement events regularly, such as trivia contests, virtual happy hours and cookouts, guest entertainers, and executive brown-bag lunches.
Giving back to our communities is important to us. That is why every employee is given a paid day each year to volunteer for a 501(c)(3) charity of their choice. In 2022, we started volunteer events in the regions where we have the largest populations of employees to help give back and build connections for our employees, and we expect to continue this program in 2023.
Available Information
Our website is located at meridianlink.com, and our investor relations website is located at ir.meridianlink.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to these reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our investor relations website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports and other information regarding us and other companies that file materials with the SEC electronically. Also available on our investor relations website are our definitive proxy statements, charters of the committees of our board of directors, corporate governance guidelines, and code of business conduct and ethics. These documents are available free of charge to any stockholder upon request. We may use, and in some cases have previously used, our investor relations website, press releases, public conference calls and webcasts, blog posts on our website, as well as our social media channels, such as our LinkedIn page (www.linkedin.com/company/meridianlink), Twitter feed (@meridianlink), and Facebook page (www.facebook.com/MeridianLink/), as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this report, and links for these websites are intended to be inactive textual references only.

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
Risks Related to Our Strategy and Industry
•The mortgage lending market and the broader financial services industry in which our customers operate are subject to various economic factors (such as rising interest or inflation rates), the deterioration of which would directly affect our performance.
•Failure to retain or attract customers, innovate our platform and its capabilities, address technological requirements, or increase brand recognition may limit both growth and profitability.
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
•Failure to retain or expand personnel, including management, sales, marketing, development, and support functions, to sustain our growth and infrastructure or failure to execute any restructuring plan, including realizing the anticipated benefits of such plan, may result in operational disruptions, reduced sales opportunities, and increased expenses.
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
Risks Related to Our Strategy and Industry
Mortgage lending volume is expected to be lower in 2023 than it was at the same point in 2020, 2021, or 2022 due to various economic factors, including increased mortgage interest rates, which could adversely affect our business.
Factors that adversely impact mortgage lending volumes include reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, and other macroeconomic factors.
In addition, mortgage interest rates rose from historic lows in 2022, and many economists predict that mortgage interest rates will not fall meaningfully in 2023. Mortgage interest rates are influenced by a number of factors, particularly monetary policy. The Federal Reserve Bank has been raising the Federal funds rate to combat higher than expected inflation in the United States and began reducing its holdings of Fannie Mae and Freddie Mac mortgage-backed securities in the second quarter of 2022, each of which could cause mortgage interest rates to rise further. Further increases in mortgage interest rates could reduce the volume of new mortgages originated, in particular the volume of mortgages refinanced.
The lower levels of residential mortgage loan market volume in 2022 as compared to 2020 and 2021 levels required us to increase either our share of loan volume, our revenues per loan effected through use of our solutions, or both, in order to maintain our financial performance. Any additional decrease in residential mortgage loan market volumes would exacerbate our need to increase either our share of loan volume, our revenues per loan effected through use of our solutions, or both. We cannot assure you that we will be successful in our efforts to increase either our share of loan volume, our revenues per loan effected through use of our solutions, or both, which could materially adversely affect our business.
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
Our growth depends in large part on increasing the number of customers using our software solutions. To attract customers to our solutions, we must convince them that the utility of, and access to, our software solutions can assist them in their digital transformations, help create new revenue streams, and increase engagement with their customers. In particular, we must enhance the features and functionality of our software solutions and convince financial institutions of the benefits of our software solutions and encourage them to switch from competing loan origination, digital lending, and data analytics solutions or to forgo using more traditional processes and procedures, including (with respect to the loan origination business) paper, facsimile, courier, mail, and email processing.
Due to the fragmented nature of the consumer lending (including mortgage) and CRA industries, many industry participants may not be familiar with our software solutions and the benefits of our solutions. Any consolidation in our industry could also decrease our market advantage and may impact our competitive position. Some of our current and potential customers have developed, and may continue to develop, their own proprietary technologies and may one day become our competitors. In particular, some of our customers and potential customers have increasing market share in their respective markets that could be leveraged to introduce, directly or indirectly, alternative solutions to the use of our services in the short term with the potential to replace our solutions within their organizations in the long term. As our customers increase their spend with us, there may be internal pressure to evaluate and potentially create their own internal solutions as a cost-savings measure. We cannot assure you that we will be successful in attracting new customers or retaining existing customers, and increased competition from both competitors and any internal development efforts by our current customers could harm our business.
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
In addition, our recent development efforts have been focused on our cloud-based offerings, and, as a result, we have not invested in upgrading certain legacy products or developing added functionality for them, and may not invest in certain products in the future, including legacy products acquired through past strategic transactions, such as the acquisition of CRIF in 2018. As a result, customers using these legacy products may determine that these legacy offerings no longer satisfy their needs. If we are unsuccessful in transitioning these customers to our newer, cloud-based offerings, these customers may cease doing business with us. Therefore, we must continue to demonstrate to our customers that using our solutions is the most effective and cost-efficient way to maximize their results, and if we are not successful, our business and results of operations could be materially and adversely impacted.
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
If we cannot continue to innovate our platform and its capabilities or address evolving technological requirements, our software solutions could become obsolete or less competitive and our revenue growth rate may be reduced.
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
We have entered into and may seek to enter into additional collaborations or partnerships with third parties for reseller services. Should we seek to collaborate with a third party with respect to a prospective reseller program, we may not be able to locate a suitable partner or to enter into an agreement on commercially reasonable terms or at all. Even if we succeed in securing partners for reseller services, such as the arrangement we have entered into with Jack Henry & Associates, Inc., we have limited control over the time and resources that our partners may dedicate to such services. These partnerships pose a number of risks, including the following:
•partners may terminate our reseller arrangement, may not have sufficient resources, or may decide not to devote the necessary resources due to internal constraints such as budget limitations, lack of human resources, or a change in strategic focus; or
•partners may decide to pursue a competitive product developed outside of the collaboration arrangement.
As a result of the foregoing risks and others, partnership agreements may not lead to successful reseller programs. We also face competition in seeking out partners. If we are unable to secure new partnerships that achieve the partner’s objectives and meet our expectations, we may be unable to generate meaningful revenues.

We may acquire or invest in companies, or pursue business partnerships, which could prove difficult to integrate, divert our management’s attention, or dilute stockholder value, and we may be unable to realize the expected benefits of such acquisitions, investments, or partnerships.
From time to time, we consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. For example, in November 2022, we acquired OpenClose, a mortgage lending technology provider, with a particular focus on supporting depository institutions, and in April 2022, we acquired StreetShares, a financial technology company that provides digital small business lending technology to banks and credit unions. We may also enter into relationships with other businesses to expand our platform capabilities, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. If an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. We may not integrate an acquired company smoothly, successfully, or within our budgetary expectations and anticipated timetable. If we are successful in acquiring additional businesses, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
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
•difficulty retaining or converting the customers of the acquired business to our software solutions and contract terms, including disparities in subscription terms;
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
Risks Related to Our Business and Operations
Uncertain or weakened economic conditions, including as a result of increasing interest rates, rising inflation, and the COVID-19 pandemic, may continue to heighten many of our known risks and has affected, continues to affect, and may adversely affect our industry, business, and results of operations.
Our overall performance depends on economic conditions, which are beyond our control and may be difficult or impossible to forecast. The United States and other key international economies have experienced significant economic and market downturns and periods of uncertainty, including recently in connection with increasing interest rates, rising inflation, and the COVID-19 pandemic, and are likely to experience additional cyclical downturns from time to time, in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, inflation, fluctuations in interest rates, reduced corporate profitability, volatility in credit and equity markets, bankruptcies, and overall uncertainty. Macroeconomic developments can arise suddenly, as did the conditions associated with the COVID-19 pandemic and fluctuating rates of inflation, and the full impact can be difficult to predict. Adverse macroeconomic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher or fluctuating interest rates, high unemployment, and currency fluctuations have in the past and may in the future adversely impact the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase our software solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, or impact the demand for our customers’ services, any of which could adversely affect our results of operations. As a result, our operating results are sensitive to changes in macroeconomic conditions that impact our customers’ technology spending
COVID-19 has impacted, and may continue to impact, our business operations, employees, customers, their clients, the industries in which our customers operate, partners, suppliers, and communities. We have taken certain measures, and will continue to implement applicable steps, to manage the evolving risks and uncertainties. We moved to a fully remote work-from-home work model in 2020 and plan to continue operating as remote-first. In 2022, we allowed travel for our employees based on business need and some on-site meetings, and, in May 2022, we conducted our first in-person user forum since the COVID-19 pandemic began, and we expect to hold in-person events in 2023, as well. including another user forum. In connection with in-person activity, we implemented safety precautions, including travel and in-person testing requirements.
While we have been operating effectively under our remote work model, and do not foresee it changing, we cannot be certain that a prolonged remote work model will continue to be effective or will not introduce new operational difficulties that could result in harm to our business. Our shift to remote work has caused us to assess our IT security measures, identify any vulnerabilities, and enhance protections against unauthorized access to our network and systems. We cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures deployed in our physical offices. While we have not yet experienced a network breach or intrusion as a result of moving to a remote work model, we are unable to unequivocally affirm that the protective measures we have taken will remain sufficient given the ever-changing threat landscape, and any such related security compromise that may occur could materially and adversely impact our business, results of operations, or reputation.
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
Certain elements of our business and software solutions, particularly our origination and analytics solutions, involve the processing and storage of personally identifiable information, or PII, such as banking information and PII of our customers’ clients. We may also have access to PII during various stages of the implementation process of our solutions or during the course of providing customer support. Furthermore, as we develop additional functionality, we may gain greater access to PII and process additional PII. While we maintain policies, procedures, and technological safeguards designed to protect the confidentiality, integrity, and availability of this information and our information technology systems, we cannot entirely eliminate the risk of improper, unlawful, or unauthorized access to, or disclosure, alteration, corruption, unavailability, or loss of PII or other data that we process or maintain, other security events that impact the integrity or availability of PII or our systems and operations, or the related costs we may incur to mitigate the consequences from certain events such as the following:
•third-party social engineering attempts to fraudulently induce our employees, partners, or customers to disclose sensitive information;
•malicious intrusions and attacks by individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations or nation-states, to launch coordinated attacks, such as ransomware and distributed denial-of-service attacks;
•cyberattacks on our internally built infrastructure on which many of our solutions operate, or on third-party cloud-computing platform providers;
•vulnerabilities resulting from the configuration, implementation, enhancement, or update of our software solutions, as well as in the products or components across the broad ecosystem that our solutions operate in conjunction with and are dependent on;
•vulnerabilities or breach of those third-party providers (cloud, software, data center, and other critical technology vendors) security measures or a failure in our third-party providers’ data security procedures, measures, and policies;
•vulnerabilities existing within new technologies and infrastructures, including those from acquired companies;
•attacks on, or vulnerabilities in, the many different underlying networks and services that power the Internet that our products depend on, most of which are not under our control or the control of our vendors, partners or customers; and
•employee or contractor human errors or intentional insider threats that compromise our security systems.
Currently, we mitigate these risks, to the extent possible, by maintaining and enhancing business, privacy, and data governance policies, an information security program, and an incident response and disaster recovery program, as well as participating in third-party audits. Our board of directors formed a cybersecurity committee to delegate oversight of risks in this area, and our board of directors, cybersecurity committee, and executive leadership are briefed at least quarterly on our cybersecurity policies, practices, and efforts, and any cybersecurity events, as appropriate. When engaging third-party providers, we assess their policies and procedures relating to cybersecurity and privacy. In addition, we anticipate expending increasing expenses and other resources in an effort to identify, prevent, and respond to actual or potential security breaches. Although we have developed systems and processes designed to protect our customers’ clients’ sensitive data, we can provide no assurances that such measures will provide absolute security or that a material breach will not occur. Mitigation efforts may be impacted by factors such as:
•changes to, and complexity of, techniques used to breach, obtain unauthorized access to, or sabotage IT systems and infrastructure, which generally are not identified until after an initial launch against a target, resulting in a reduced ability to anticipate or implement adequate preventive measures;
•continued refinement, updating, and replacement of our internal systems and technology, particularly when adopting new technologies and new methods of sharing data and communicating internally and with customers and partners;
•the acquisition of new companies and their solutions, requiring us to integrate, improve, and secure different or more complex IT environments and technologies;
•authorization by our customers to third-party technology providers to access their clients’ data, which may lead to our customers’ inability to protect their data that is stored on our servers;
•our limited control over our customers or third-party technology providers, or the processing of data by third-party technology providers, which may not allow us to maintain the integrity or security of such transmissions or processing; and
•increased risk of security compromises associated with our employees working remotely, as they have since the beginning of the COVID-19 pandemic.
A security breach or compromise could result in operational disruptions, loss, compromise, unauthorized use of, or access to, alteration, or corruption of customer data or customers’ client data or data we rely on to provide our software solutions, including our analytics initiatives and offerings, that impair our ability to provide our software solutions and meet our customers’ requirements. Such impairment would result in decreased revenues and otherwise materially negatively impact our financial results. Also, the occurrence, or perception of an occurrence, of any of these events could results in a loss of confidence in the security of our services, irreparable reputational damage, a decline in current and prospective customer use of our software solutions, business disruptions, increases in cybersecurity insurance premiums, and allocation of significant financial and operational resources in response, including repairing system damage, increasing security protection costs by deploying additional personnel and protection technologies, and defending against and resolving legal and regulatory claims and proceedings. The detection, prevention and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional financial burdens due to additional direct and indirect costs, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. Furthermore, data security breaches and compromises could expose us to legal, regulatory, and financial exposure and liability, notification requirements, third-party claims and lawsuits, indemnification, or other claims from customers and other third parties, regulatory investigations or proceedings, fines, or other actions or liabilities, which could materially and adversely affect our business and results of operations. In addition, some of our customers contractually require notification of data security breaches or compromises and include representations and warranties in their contracts with us that our software solutions comply with certain legal and technical standards related to data security and privacy and meets certain service levels. In certain of our contracts, a data security breach or compromise or operational disruption impacting us or one of our vendors, or system unavailability or damage due to other circumstances, may constitute a material breach and give rise to a customer’s right to terminate their contract with us or may cause us to be liable for certain monetary penalties, including as a result of a failure to meet service level agreements.
As of the date of this Annual Report on Form 10-K, we have not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing nature of attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for us to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm, as well as financial costs and regulatory action. We maintain cybersecurity insurance in the event of an information security or cyber incident, however, the coverage may not be sufficient to cover all financial losses. In these circumstances, it may be difficult or impossible to cure such a breach or compromise in order to prevent customers from potentially terminating their contracts with us. Furthermore, although our customer contracts typically include limitations on our potential liability, there can be no assurance that such limitations of liability would be adequate. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will be available on acceptable terms or in sufficient amounts to cover one or more claims or that our insurers will not deny or attempt to deny coverage as to any future claim. The successful assertion of one or more claims against us, the inadequacy or denial of coverage under our insurance policies, litigation to pursue claims under our policies, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could materially and adversely affect our business and results of operations.
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
In addition, some of our competitors may be able to disrupt the operations or compatibility of our solutions with their products or services or exert strong business influence on our ability to, and terms on which we, provide our solutions. For example, core banking system companies provide critical back-end services to financial institutions. If these core banking system companies seek to compete with us in the markets we target or make it more difficult for us to integrate our solutions with their offerings, our business and results of operations could be materially and adversely affected. We do not have formal arrangements with many of these third-party providers regarding our access to their APIs to enable these customer integrations.
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
We may face unexpected implementation challenges related to the complexity of our customers’ implementation and integration requirements. Our implementation expenses increase when customers have unexpected data, integrations, hardware, or software technology challenges or complex or unanticipated business requirements. In addition, certain of our customers require complex acceptance testing related to the implementation of our software solutions. Further, because we do not fully control our customers’ implementation schedules, implementation issues may occur if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays. Any difficulties or delays in implementation processes could cause customers to delay or forego future purchases of our software solutions or require us to delay revenue recognition under the related customer agreement longer than expected, either of which would adversely affect our business, operating results, and financial condition.
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
Our customer relationships are generally conducted in accordance with the terms of multi-year contracts that, among other things, may provide for minimum purchases and specified levels of pricing based on the volume of loans, applications, or searches conducted or processed during the applicable billing period. These contractual features are key determinants of profitability. Certain of our contracts provide for contractually scheduled price changes. From time to time, we also negotiate pricing or other changes with our existing customers that include, but are not limited to, extending or renewing a contract or adjusting minimum volumes. Our usage and volume-based pricing, which is seasonal and cyclical, can cause our revenues to fluctuate which could affect our business. Additionally, our usage and volume-based pricing can be negatively impacted by macroeconomic trends, which may disproportionately impact our revenues and operating results.
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
While we expect to continue to grow headcount in our sales and marketing teams over the long-term, in February 2023, we authorized a workforce reduction impacting approximately 9% of our workforce. We may be unable to effectively manage the organizational changes we are making in connection with the Restructuring Plan (as defined below), which could result in declines in quality or customer satisfaction, increases in costs, difficulties in obtaining new customers, difficulty in introducing new solutions to our existing customers, reputational harm, loss of customers, or operational difficulties in executing sales strategies, any of which could adversely affect our business performance and operating results.
Increasing our customer base and achieving broader market acceptance of our software solutions will depend on our ability to expand the abilities of our sales and marketing organizations to obtain new customers and sell additional solutions and services to existing customers. We believe there is significant competition for direct sales professionals with the skills and knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth will depend on our success in recruiting, training, and retaining a sufficient number of direct sales professionals. New hires require significant training and time before they become fully productive and may not become as productive as quickly as we anticipate. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenues they produce for a significant period of time. Our growth prospects will be harmed if our efforts to expand, train, and retain our direct sales team do not generate a corresponding significant increase in revenues. Additionally, if we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and software solutions, our business may be harmed, and our sales opportunities may be limited.
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
We may not achieve some or all of the expected benefits of our restructuring plans, and the restructuring may adversely affect our business.
We have undertaken, and may undertake in the future, restructuring, reorganization, or other strategic changes in order to adapt our business to serve customers more effectively, align teams with the Company’s highest business priorities, achieve operating efficiencies, and realign our cost structure, including the Restructuring Plan approved in February 2023. Implementation of any restructuring plan may be costly and disruptive to our business, and we may not be able to obtain the anticipated cost savings, operational improvements, and estimated workforce reductions within the projected timing or at all. Further, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale, and/or key or other retention issues during transitional periods. Restructuring can require a significant amount of time and focus, which may divert attention from operating and growing our business. For more information about our Restructuring Plan, see Note 15 to our Consolidated Financial Statements in Item 8.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, finance, creative, and sales and marketing personnel. Moreover, we believe that our future success is highly dependent on the contributions of our executive officers. All of our officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our software solutions and harm the market’s perception of us. The workforce reduction we are implementing as part of our Restructuring Plan may also adversely impact our ability to attract, integrate, retain, and motivate highly qualified employees, and may harm our reputation with current or prospective employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing sales, operational, and managerial requirements, or may be required to pay increased compensation in order to do so. Furthermore, although we believe a remote-first work model will help us attract and retain talent across a broad geographic base, a remote work environment could, among other things, negatively impact company culture, employee morale, and productivity, inhibit our ability to hire and train new employees, and impede our ability to support customers at the levels they expect. If we are unable to attract and retain the qualified personnel we need to succeed, our business will suffer.
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
While the majority of our customers have been migrated to cloud-based solutions like Microsoft Azure and Amazon Web Services, we continue to serve a small subset of our customers from two third-party data center hosting facilities located in Lone Mountain, Nevada and Atlanta, Georgia. The third-party owners and operators of these current and future facilities do not guarantee that our customers’ access to our software solutions will be uninterrupted, error-free, or secure. We may experience website disruptions, outages, and other performance problems at third-party data centers. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks (including ransomware attacks), fraud, spikes in customer usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Data center facilities are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our software solutions, cause system interruptions, prevent our customers’ account holders from accessing their accounts online, cause reputational harm and loss, corruption, or unavailability of critical data, prevent us from supporting our software solutions, or cause us to incur additional expense in arranging for new facilities and support.
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
While we expect the transition to allow for greater scalability, security, and integration, if this planned transition impacts the reliability and availability of our software solutions, we may not realize our financial and strategic objectives. In addition, any unanticipated interruption, delay, or degradation in the performance and delivery of our solutions could negatively impact our customer relationships. Accordingly, any such delays, errors, or difficulties may result in operational challenges, security failures, increased costs, or reputational harm, any of which could materially adversely impact our profitability and operations.
Because our services are complex and incorporate a variety of hardware, proprietary software, and third-party software, our services may have errors or defects that could result in unanticipated downtime for our customers and harm to our reputation and our business. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our services, and new defects or disruptions may occur in the future. Such defects could also create vulnerabilities that could inadvertently permit access to protected customer data.
We have a significant portion of our product development operations in India, which poses risks.
We have used, and intend to continue to use, unrelated third parties to provide us with technology development services, through individuals based in India. We have increased the amount of our product development work performed by contractors in India to expand our access to additional resources so we can meet the needs of our increased development efforts. However, we may not achieve the cost savings and other benefits we anticipate from these programs, and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. While our experience to date with our India-based contractors has been positive, there is no assurance that this will continue. Specifically, there are a number of risks associated with this activity, including, but not limited to, the following:

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
We have in the past and may become in the future subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by current or former employees. In other instances, our customers become involved in litigation where we are required to provide information pursuant to a court order, subpoena, or customer request. From time to time, we also may initiate litigation to enforce our rights, including with respect to payments that we are owed. Litigation could result in reputational damage and substantial costs and may divert management’s attention and resources, any of which may adversely impact our business, overall financial condition, and results of operations and affect the value of our common stock. While we maintain insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. We are not currently aware of any material pending or threatened litigation against us but can make no assurances the same will continue to be true in the future.
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
Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual property and proprietary rights, along with frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have been, and, from time to time, expect to be involved in disputes related to patent and other intellectual property rights of third parties. To date, none of these disputes have resulted in material liabilities. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. There can be no assurances that any existing limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. If such claims are successful, or if we are required to indemnify or defend our customers from these or other claims, these matters could be disruptive to our business and management, result in material liabilities, and have an adverse effect on our business, operating results, and financial condition.

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
The regulatory framework governing privacy, information security, data protection, and the collection, processing, storage, and use of certain information, particularly financial and other personally identifiable information, is rapidly evolving. We expect that there will continue to be new proposed and adopted laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States. For example, California enacted the California Consumer Privacy Act, or CCPA, which went into effect in January 2020 and, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights of access and deletion for personal information, as well as the right to opt-out of collection of their data and certain sales of personal information. Additionally, on November 3, 2020, the California Privacy Rights Act (“CPRA”), was approved by California voters. The CPRA amends and expands the CCPA and went into effect January 1, 2023. The CCPA and the CPRA has required us to modify and augment our practices and policies and incur substantial costs and expenses in an effort to comply or respond to further changes to laws or regulations.
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

Additionally, if in the future we seek to sell our solutions outside of the United States, we would face similar or potentially more stringent laws and regulations relating to personal privacy, information security, and data protection and we cannot be certain we would be able to adequately address these laws and regulations as part of any international expansion without incurring substantial costs and expenses to comply.
Our customers are highly regulated and subject to a number of challenges and risks. Our failure to comply with laws and regulations applicable to us as a technology provider to financial institutions could adversely affect our business and results of operations, increase costs, and impose constraints on the way we conduct our business.
Our customers and prospective customers are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that our software solutions address. As a provider of technology to financial institutions, and as a result of obligations under some of our customer contracts, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act, or GLBA, related to the privacy and security of certain consumer information, in addition to other contractual obligations that relate to our customers’ obligations under the GLBA and other laws and regulations to which they are subject, including, but not limited to, state privacy laws and regulations. We also may be subject to other laws and regulations, including those relating to privacy and data security, due to the software solutions we provide to financial institutions.
Matters subject to review and examination by federal and state regulatory agencies and external auditors include our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities, and the design of our software solutions. Any inability to satisfy these examinations and maintain compliance with applicable regulations could adversely affect our ability to conduct our business, including attracting and maintaining customers. If we have to make changes to our internal processes and software solutions as a result of these regulations, we could be required to invest substantial additional time and funds and divert time and resources from other initiatives to remedy any identified deficiency.
Our indirect, wholly-owned subsidiary, Professional Credit Reporting, Inc., functions as a consumer reporting agency and, as a result, is subject to rules and regulations applicable to consumer reporting agencies, such as the FCRA. In addition, with our acquisition of the assets of TazWorks and MeridianLink Wholesale Data, LLC, doing business as Trade House Data, we may have additional exposure to FCRA as a wholesale data furnisher of certain background screening pointer data. Other than these exposures to FCRA, we have adopted the position that we are not otherwise subject directly to the FCRA in our position as a provider of technology to financial institutions and CRAs. It is possible that this position may be challenged by regulatory authorities or others, however, which could result in regulatory investigations and other proceedings, claims, and other liability, and which could require us to redesign our solutions and otherwise substantially modify our operations, processes, and solutions. This could require dedication of substantial funds and other resources, and time of management and technical personnel, and could be highly disruptive to our operations. This could adversely affect our business and results of operations.
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
The financial services industry in the United States, and, in particular, the consumer lending and mortgage industries, are heavily regulated. Our software solutions are designed to assist our customers with their compliance of consumer protection laws and institutionally mandated compliance policies and, therefore, must be updated to incorporate changes to such laws and policies. For example, we made certain changes to our software solutions to assist our customers with compliance with modifications to the Truth in Lending Act. Federal and state governments and agencies could enact legislation or other policies that could negatively impact the business of our customers and our product partners. Any changes to existing laws or regulations or adoption of new laws or regulations that increase restrictions on the consumer lending and mortgage industries may decrease usage and volumes transacted with our solutions or otherwise limit the ability of our customers and our product partners to operate their businesses, resulting in decreased usage of our software solutions. Updates that we have undertaken in the past have caused us to incur significant expense, and future updates to address such legal and regulatory developments will likely similarly cause us to incur significant expense.

While our customers are ultimately responsible for compliance with the laws and regulations that apply to the consumer lending and mortgage industries, a failure to design or to appropriately update our software solutions to reflect and comply with changes to existing laws or regulations or with new laws or regulations may contribute to violations by our customers of such laws and regulations. Any such violations could result in our customers to discontinue using our software solutions and cause us reputational harm, which would negatively impact our financial position and results of operations.
Failure to comply with anti-bribery, anti-corruption, and similar laws, could subject us to penalties and other adverse consequences.
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
Any allegations or violation of the FCPA or other applicable anti-bribery or anti-corruption laws or anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. In addition, the U.S. government may seek to hold us liable for successor liability for FCPA violations committed by companies in which we invest or that we acquire. As a general matter, investigations and enforcement actions could harm our reputation, business, results of operations, and financial condition.
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
Our quarterly results of operations, including the levels of our revenues, gross margin, profitability, and cash flow may vary significantly in the future and, accordingly, period-to-period comparisons of our results of operations may not be meaningful. Thus, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and may not fully or accurately reflect the underlying performance of our business. For example, while subscriptions with our customers often include multi-year terms that typically range from three to five years, a majority of our revenues from these subscriptions comes from usage or volume-based fees, such as application fees and per inquiry fees, as opposed to annual or monthly base fees. As such, if our customers terminate their agreements with us prior to their scheduled term, we may only recover a portion of our contractual base fees, and not any usage or volume-based fees. Fluctuation in quarterly results may negatively impact the value of our common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:
•general economic, industry, and market conditions (particularly those affecting financial institutions), including fears of global economic downturn or recession, inflation and corresponding central bank countermeasures, and rising interest rates and their resulting effect on the mortgage market;
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
•the amount and timing of operating expenses, particularly increased expenses in connection with rising inflation, related to the maintenance and expansion of our business, operations, and infrastructure;
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
•unexpected expenses such as those related to litigation and other disputes; and
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or other intangibles from acquired companies.
Our forecasts, including forecasts related to acquired entities, are subject to significant risks, assumptions, estimates, and uncertainties, which may cause our revenues, market share, expenses, and profitability to differ materially from our expectations. For acquired entities, this could lead to an impairment charge.
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
Forecasts are inherently imperfect predictors of actual results due to their reliance on historical data and a significant number of assumptions regarding factors such as the competition our business faces, our ability to attract and retain customers and partners, our ability to successfully implement our business strategy, future demand, subscription renewals, as well as industry and market trends. In addition, any issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, could result in ineffective or inaccurate forecast outputs and reports. Forecasts based on historical data sets might not be accurate predictors of future outcomes, and their ability to appropriately predict future outcomes may degrade over time.

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
If the forecasts of market growth, anticipated spending, or predictions regarding market size prove to be inaccurate, our business and growth prospects could be adversely affected. Even if all or some of the forecasted growth occurs, our business may not grow at a similar rate, or at all. If actual results differ from our estimates, analysts may negatively react and our stock price could be materially impacted. In the case of acquired entities, if our forecasts of market growth, anticipated spending, or predictions regarding market size prove to be inaccurate, an impairment charge could materialize.
Because we recognize certain subscription fee revenues over the term of the contract, downturns or upturns in our business may not be fully reflected in our results of operations until future periods.
We generally recognize revenues from subscription fees ratably over the terms of our customer contracts, which typically have an initial term of three years. As such, a portion of the subscription fee revenues we report each quarter are derived from the recognition of deferred revenues relating to subscriptions activated in previous quarters. Consequently, a reduction in customer subscriptions in any single quarter may only have a small impact on our revenues for that quarter. However, such a decline will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales or market acceptance of our software solutions, and changes to our attrition rate, may not be fully reflected in our results of operations until future periods.
If our goodwill and other intangibles become impaired, we may be required to record a significant charge to earnings.
We have a significant amount of goodwill and other intangibles. Our goodwill and other intangible asset balances as of December 31, 2022 were approximately $608.7 million and $297.5 million, respectively. We test goodwill at least annually, on October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. Testing involves estimates and judgments by management. Such assets are considered to be impaired when the carrying value of an intangible asset exceeds its estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. While no impairment has been recorded in the consolidated financial statements included in this Annual Report on Form 10-K, any future impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

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
We have incurred substantial amounts of indebtedness to finance our business operations, including our growth initiatives. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. Additionally, actual or anticipated downgrades to our credit rating, including any announcement that our credit rating is under review, could impact our ability to borrow money and increase future lending costs.
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
We may require additional capital in the future to pursue business opportunities or acquisitions or respond to challenges and unforeseen circumstances. We may also decide to engage in equity or debt financings or enter into additional credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, on favorable terms, or at all. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods should we seek additional funding. Moreover, global capital markets have undergone periods of significant volatility and uncertainty in the past, and there can be no assurance that such financing alternatives will be available to us on favorable terms or at all, should we determine it necessary or advisable to seek additional capital.
The phase-out, replacement, or unavailability of the London Inter-Bank Offered Rate, or LIBOR, could affect interest rates under our revolving credit facility, as well as our ability to obtain future debt financing on favorable terms.
We are subject to interest rate risk on floating interest rate borrowings under our credit facilities. Borrowings under our credit facilities use LIBOR as a benchmark for establishing the interest rate. In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated that it would phase out LIBOR as a benchmark after 2021 to allow for an orderly transition to an alternative reference rate, and have since initiated the phase-out of LIBOR. Our term loan and revolving credit facilities provide for alternative methods of calculating the interest rate payable on such facilities by moving through a waterfall of defined successor Secured Overnight Financing Rate, or SOFR, -based benchmark interest rates (or, if a SOFR-based benchmark rate is not available, such rate as agreed between us and the administrative agent of the credit facility), along with technical changes to reflect the adoption of any such new benchmark rate upon the occurrence of certain triggering events. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Furthermore, the consequences of the transition from LIBOR could result in an increase in the cost of our borrowings on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Uncertainty as to the nature of such phase out and selection of an alternative reference rate, together with disruption in the financial markets, could have a material adverse effect on our financial condition, results of operations and cash flows, and may adversely affect our ability to obtain future debt financing on favorable terms.
Amendments to existing, or enactment of new unfavorable, tax laws, rules, or regulations could adversely affect our financial position.
Changes in applicable U.S. federal, state, and local income taxation laws, rules, or regulations, or their interpretation and application, including possible retroactive effect, could adversely affect our tax expense and profitability. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. For example, many provisions of the Tax Cuts and Jobs Act of 2017, or TCJA, and the Inflation Reduction Act of 2022, or IRA, still require guidance through the issuance or finalization of regulations by the U.S. Treasury Department in order to fully assess their effects. There may be substantial delays before such regulations are promulgated or finalized as well as proposed technical corrections or other legislation, resulting in uncertainty as to their ultimate effects. Under the TJCA, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and may have an impact on future cash tax liabilities. In August 2022, President Biden signed into law the IRA. The IRA includes a 15% corporate alternative minimum tax for companies with modified United States generally accepted accounting principles, or GAAP, net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits, each of which still require guidance and finalization of regulations by the U.S. Treasury Department. Currently, we are not subject to the corporate alternative minimum tax and are evaluating the applicability and impact of the law’s additional tax provisions. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have an adverse effect on our financial position.

Risks Related to Potential Conflicts of Interests and Related Parties
We are a controlled company within the meaning of the NYSE rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements.
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Discover Fund, L.P., Thoma Bravo Discover Fund A, L.P., Thoma Bravo Discover Fund II,L.P., Thoma Bravo Discover Fund II-A, L.P., and Thoma Bravo Discover Executive Fund II, L.P., or collectively, the Thoma Bravo Funds, and its related entities own a majority of the voting power of our outstanding common stock. As a result, we are, and expect we will continue to be, a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:
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
We have and, for so long as we remain a controlled company, expect to continue to use some or all of these exemptions. Additionally, our current executive officers, directors, and the Thoma Bravo Funds beneficially own approximately 68.64% of our issued and outstanding shares of common stock as of March 3, 2023. These stockholders may be able to determine all matters requiring stockholder approval including, but not limited to, elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Thoma Bravo has a controlling influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
As of March 3, 2023, Thoma Bravo and its related entities beneficially own, in the aggregate, approximately 50.16% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy and would have sufficient voting power to determine the outcome of all matters requiring stockholder approval. These matters may include:
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
Our IPO occurred in July 2021. As such, there has only been a public market for our common stock for a short period of time. An active trading market for our common stock may not be sustained. In addition, the trading prices of technology stocks have historically experienced high levels of volatility. If the market for technology stocks or the broader stock market experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, or results of operations. The trading price of our common stock may fluctuate substantially.
Some of the factors that may cause the market price of our common stock to fluctuate, many of which may be beyond our control and may not be related to our operating performance, include:
•changes in monetary policy by the Federal Reserve, including recent increases in interest rates and plans for future increases;
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
•fluctuations in the trading volume of our shares or the size of our public float, including by stock repurchase;
•sales of large blocks of our common stock, including by key personnel or the Thoma Bravo Funds;
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
•regulatory developments;
•actual or perceived security compromises or breaches;
•major catastrophic events in domestic and foreign markets, including, for instance, the ongoing military conflict between Ukraine and Russia; and
•the other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we are an emerging growth company, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation and any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for adopting new or revised financial accounting standards. We intend to take advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards permitted under the JOBS Act until we are no longer an emerging growth company. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to the JOBS Act.
We will remain an emerging growth company up until December 31, 2026, although we will lose that status sooner if we have more than $1.235 billion of revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.
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
Any issuance or sale of our capital stock may adversely affect the market price of our common stock and may dilute existing stockholders.
We may issue additional capital stock in the future that will result in dilution to all other stockholders. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. We plan to continue to issue common stock pursuant to our 2021 Stock Option and Incentive Plan, 2021 Employee Stock Purchase Plan, or other equity incentive plans that we may adopt in the future. Any such sales or issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
In addition, our charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations, and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock. Designation and issuance of one or more classes or series of preferred stock could adversely affect the voting power or value of our common stock.

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
In May 2022, our board of directors approved a stock repurchase program under which we are authorized to purchase up to $75.0 million of our common stock from time to time. Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. Further, our stock repurchases could affect our stock trading prices, increase their volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock. We are currently evaluating the impacts of the IRA’s excise tax on our stock repurchase program, however do not currently expect the new law to have a material impact on our results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Costa Mesa, California, where we currently lease approximately 19,838 square feet pursuant to a lease agreement that expires in February 2025, and previously leased an additional office nearby comprising approximately 36,607 square feet pursuant to a lease agreement that expired in December 2022. We also lease additional facilities in Atlanta, Georgia, Baton Rouge, Louisiana, and Reston, Virginia.
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
Holders of Record
As of March 3, 2023, there were 61 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares in street name through brokers, banks or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividend on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.
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

	Base Period July 28, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
MeridianLink, Inc.	$100	$91	$88	$74	$68	$66	$56
Russell 2000 Index	100	99	101	93	77	75	79
S&P 1500 Application Software Index	100	100	103	85	69	64	67
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the stock repurchase activity for the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands) (1)
October 1 to October 31, 2022	—	$—	16,703	$74,737
November 1 to November 30, 2022	96,199	$14.85	112,902	$73,359
December 1 to December 31, 2022	124,739	$14.00	237,641	$71,625
Total	220,938	$—	237,641	$71,625
______________
(1)In May 2022, our board of directors authorized a stock repurchase program to acquire up to $75.0 million of our common stock, with no fixed expiration date. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934.
Equity Compensation Plan Information

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
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
There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus dated July 27, 2021 and as filed with the SEC on July 28, 2021 pursuant to Rule 424(b) under the Securities Act (“Prospectus”). As of December 31, 2022, we have used $200.0 million of the net offering proceeds to repay borrowings under our 2018 First Lien and Second Lien credit agreements, and the remaining amount to partially fund the acquisitions of StreetShares and OpenClose.
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
Overview
We are a leading provider of cloud-based software solutions for financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and CRAs. Financial institutions are undergoing digital transformation as they seek to transition business models, create new revenue streams, and increase customer engagement. We support our customers’ digital transformations by helping them create a superior consumer experience with our mission-critical LOS, digital lending platform, data verification solutions, and data analytics. Our solutions allow our customers to meet their clients’ financial needs across the institution, which enables improved client acquisition and retention. Additionally, our solutions allow our customers to operate more efficiently by enabling automated loan decisioning and enhanced risk management.
The effective delivery and management of secure and advanced digital solutions in the complex and heavily regulated financial services industry requires significant resources, personnel, and expertise. We provide digital solutions that are designed to be highly configurable, scalable, and adaptable to the specific needs of our customers. We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers’ internal systems and third-party systems. Our multi-product platform, MeridianLink One, can be tailored to meet the needs of our customers as they digitally transform their organizations and adapt to changing business and consumer demands. Moreover, our expert consultants offer strategic guidance and customized solutions through our modular platform to help our customers more quickly reduce costs and increase revenue, efficiency, and customer satisfaction.

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
We seek to strengthen and grow our customer relationships by providing consistent, high-quality implementations and customer support services, which we believe drive higher customer retention and incremental sales opportunities within our existing customer base. We have invested in migrating our solutions onto the public cloud, which helps to extend our innovation and security posture. We believe that our increased focus on our go-to-market strategy and strategic partnerships will drive incremental opportunities for revenue and accelerate client cross-sell growth.
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
We have continuously invested in expanding and improving our solutions since they were first introduced more than two decades ago, and we intend to continue investing both organically and inorganically through acquisitions to expand our portfolio. We are focused on introducing new solutions and enhancing services and capabilities in areas including digital lending, data insights, and collections to further expand our reach into the consumer lending markets. In addition to developing our solutions organically, such as the combination of our capabilities to create our patented consumer debt optimization functionality, we may selectively pursue acquisitions, joint ventures, or other strategic transactions that provide additional capabilities or customers, or both. Acquisitions to date have included CRIF in June 2018, and TCI in November 2020. TCI is the creator of DecisionLender, a SaaS loan origination solution. We believe that with the addition of TCI, our position as a vendor of choice is enhanced among financial institutions seeking solutions to manage their needs from initiation of client relationships to facilitating the extension of credit to their clients. In December 2020, we acquired all of the assets of TazWorks. TazWorks provides software and data solutions to CRAs focused on the employment and tenant screening market, a market that is adjacent and complementary to our current solutions for credit-focused CRAs. In April 2021, we acquired Saylent, a data analytics and marketing solution that offers insights to financial institutions that help drive account and credit and debit card usage and enabled us to more rapidly bring to market our MeridianLink Engage product. In April 2022, we acquired StreetShares, a financial technology company that offers digital small business lending technology to banks and credit unions. The acquisition complements our existing lending platform and enhances our small business lending capabilities. In November 2022, we acquired OpenClose, a leader in mortgage lending technology, with a particular focus on supporting depository institutions. This transaction is expected to improve our platform by providing additional advanced, more open, and more customer-friendly capabilities, particularly through our Point of Sale solution. In addition to improving our capabilities, this transaction is expected to present benefits of increased scale and help solidify our position in the market by allowing us to target additional sales to depository institutions.
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
Global Considerations
Economic Uncertainty, Rising Inflation, and Increasing Interest Rates
We are also closely monitoring the recent volatility in capital markets and the increased economic uncertainty in the United States. These developments have led to higher inflation and increased uncertainty about business continuity. Additionally, interest rates, including for mortgages and consumer lending, have risen from historic lows and may increase further in the future. These factors may adversely affect our business and our results of operations. As our customers react to global economic conditions and the potential for a global recession, we may see reduced spending on our products and, therefore, may take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.
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
As economic conditions continue to change quickly and are subject to rapid and possibly material change, we will continue to actively monitor these factors and may take actions that alter our business operations as we may determine are in the best interests of our customers and stockholders.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has had widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices (including in California where our corporate headquarters are located). Our focus remains on promoting employee health and safety, serving our customers, complying with regulations, and ensuring business continuity. While the impacts of the COVID-19 pandemic have not caused a material adverse financial impact to our business to date, the future impacts remain uncertain. The extent to which the COVID-19 pandemic may impact our business going forward will depend on numerous evolving factors that we cannot reliability predict, including factors that may adversely impact business spending on technology, and customers’ ability to pay for our products and services on an ongoing basis. See Part I, Item 1A. “Risk Factors” for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.

Recent Developments
In February 2023, the Company’s board of directors authorized a restructuring plan, or the “Restructuring Plan”, that is designed to consolidate the Company’s functions and investments to prioritize customer-centric areas of the Company’s organization, align teams with the Company’s highest business priorities, and improve efficiencies. The Restructuring Plan includes a reduction of the Company’s current workforce by approximately 9%.

The Company estimates that it will incur charges of approximately $2.5 million to $3.5 million in connection with the Plan, consisting primarily of cash expenditures and relating to employee severance payments, employee benefits, and employee transition costs.

The actions associated with the workforce reduction under the Plan are expected to be substantially complete by the end of the first quarter of 2023, subject to local law and consultation requirements.

The estimates of the charges and expenditures that the Company expects to incur in connection with the Plan, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ from the estimates discussed above.

We may not be able to fully realize the benefits initially anticipated from the Plan, and the expected costs may be greater than expected. See Part I, Item 1.A. “Risk Factors” for further discussion on the impact and possible future impacts of the Plan on our business.
Key Operating Measures
In addition to the GAAP measures described below in “—Components of Operating Results,” we monitor the following operating measures to evaluate growth trends, plan investments, and measure the effectiveness of our sales and marketing efforts:
Annual Recurring Revenue
We calculate annual recurring revenue, or ARR, as the total subscription fee revenues calculated in the latest twelve-month measurement period for those revenue-generating entities in place throughout the entire twelve-month measurement period plus the subscription fee revenues calculated on an annualized basis from new entity activations in the measurement period. We believe that the annualized subscription fee revenues calculated from these new activations in a particular measurement period provide a reasonable estimate of the total subscription fee revenues to be recognized from these entities once they are on our platform for a full twelve-month period due to the long-term nature of our agreements and the volume-based aspect of our pricing model. Although our business can be impacted by seasonality of consumer borrowing trends, we anticipate the impacts of any seasonality to be comparable on a period-to-period basis. Our calculation includes only subscription fee revenues and excludes any professional services revenues and other revenues. We believe ARR is an important metric indicating the scale and growth of our business. Our ARR was $258.9 million, $240.1 million, and $193.0 million as of December 31, 2022, 2021, and 2020, respectively. Our use of ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate annual recurring revenue differently, which reduces its usefulness as a comparative measure. We have refined our methodology for calculating ARR as reflected in the above recalculated numbers for historical periods.
Total Customers
We define a customer as a legal entity that has a contractual relationship with us to use our software solutions. A single entity could have agreements across multiple lines of business, all of which together would be considered a single customer. The net rate at which we add customers varies based on our implementation capacity, the size and unique needs of our customers, the readiness of our customers to implement our solutions, customer acquisition through any strategic transactions we complete, and customer attrition, including as a result of merger and acquisition activity among financial institutions whereby the acquirer requests assignment of the agreement to the resulting entity or a renegotiation of the acquirer’s agreement to include the acquired company’s activities. We believe the number of total customers is a key indicator of our market penetration, growth, and future revenues. Our ability to attract new customers is primarily impacted by the effectiveness of our marketing programs and our direct sales force. Accordingly, we have invested in and intend to continue to invest in our marketing programs and direct sales force. We had 2,034, 1,901, and 1,852 customers on our platform as of December 31, 2022, 2021, and 2020, respectively.
Organic Customer Growth Rate
We utilize our organic customer growth rate to not only monitor the satisfaction of our customers but also to measure our ability to successfully bring new customers on board and evaluate the effectiveness of our business strategies. We define organic customer growth rate as the percentage increase in the number of total customers on the last day of the measurement period compared to the number of total customers on the day twelve months prior to the measurement date, which measures the change in total customers, net of both customer terminations and customer additions between the respective measurement periods. Our organic customer growth rate calculation excludes and will exclude the impact of any acquisitions or divestitures. We had an organic customer growth rate of 2.2% for the measurement period ended December 31, 2022 and December 31, 2021, and 2.0% for the measurement period ended December 31, 2020. Our use of organic customer growth rate has limitations as an analytical tool, and investors should not consider it in isolation.
ARR Net Retention Rate
We have refined our calculation of the ARR Net Retention Rate by calculating the ARR recorded in the latest twelve-month measurement period for the cohort of revenue-generating entities in place throughout the entire prior twelve-month measurement period. We divide the result by the cohort’s ARR recorded in the twelve-month period that is immediately prior to the beginning of the current measurement period. This calculation refinement will allow us to capture future retention analytics through time for each cohort. Our ARR Net Retention Rate was 96% for the year ended December 31, 2022 and 103% for the year ended December 31, 2021. Our ARR Net Retention Rate provides insight into growth in the usage of our solutions, sales of new solutions, and services into revenue generating entities during the current year and attrition. Our previous ARR Net Retention Rate for 2020 of 120% was calculated according to our prior calculation methodology at an aggregated entity level.
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
Our software solutions are primarily hosted in cloud-based hosting services and are generally available for use as hosted application arrangements under subscription fee agreements. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term generally beginning on the date our solution is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Revenue that is earned but not yet invoiced is recorded in accounts receivable. For the majority of our customers, additional fees for monthly usage above the levels included in the standard subscription fee are recognized as revenue in the month when the usage amounts are determined and reported.
Professional Services Revenues
We offer implementation, configuration, consulting, and training services for our software solutions and SaaS offerings. Revenues from professional services are recognized as control is transferred to the customer.
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
We intend to continue to increase our investments in our implementation and customer support teams and technology infrastructure to serve our customers and support our growth. We expect cost of revenues to continue to grow in absolute dollars, as we grow our business.
Gross Profit and Gross Margin
Gross profit is revenues less cost of revenues, and gross margin is gross profit as a percentage of revenues. Gross profit has been, and will continue to be, affected by various factors, including the mix of our subscription fees, professional service and other revenues, the costs associated with our personnel, third-party vendors, and cloud-based hosting services, and the extent to which we expand our implementation and customer support services. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors. Our gross margin was 63.1%, 66.5%, and 70.7% for the years ended December 31, 2022, 2021, and 2020, respectively.
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
We continue to incur incremental expenses associated with the growth of our business and to meet increased compliance requirements associated with operating as a public company. These expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of investor relations activities, and investments to drive scalability. As a result, we expect our general and administrative expenses to increase in absolute dollars, but to decrease as a percentage of revenues over the long term as we scale the business and continue to adjust to being a public reporting company.
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
Certain research and development costs that are related to our internal software development, which include salaries and other personnel-related costs attributed to certain programmers, software engineers, and quality control teams, are capitalized and are included in intangible assets, net on the consolidated balance sheets.
We believe that continuing to improve and enhance our solutions is essential to maintaining our reputation for innovation and growing our customer base and revenues. We plan to continue investing in research and development by increasing our software development capacity. As a result, we expect our research and development expenses to increase in absolute dollars, over the long term as we scale the business, including through integration of our acquisitions.
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
Sales and marketing expenses are also impacted by the timing of significant marketing programs such as our annual client conference, which we typically hold during the second quarter. We plan to continue investing in sales and marketing by increasing our number of sales and marketing personnel and expanding our sales and marketing activities. As a result, we expect our sales and marketing expenses to increase in absolute dollars. We believe these investments will help us build brand awareness, add new customers, and expand sales to our existing customers as they continue to buy more solutions from us.
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
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is subsequently determined that deferred tax assets would be more likely than not realized in the future, in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. After a review of the four sources of taxable income (as described above), and after consideration of our continuing cumulative income position, inclusive of impact from permanent differences, as of December 31, 2022, we have not recorded a valuation allowance on its deferred tax assets.
We have recorded an uncertain tax position with respect to our R&D credits. We have recorded an immaterial amount of penalties and interest as the credits been fully utilized in certain jurisdictions, however almost all credits have no penalties or interest recorded as the credits have not yet been fully utilized, and therefore the uncertain tax position is recorded primarily as a reduction of the deferred tax asset related to these credits.
Results of Operations
Consolidated Statements of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	Year Ended December 31,
(in thousands, except share and unit and per share and per unit amounts)	2022	2021	2020
Revenues, net	$288,046	$267,676	$199,340
Cost of revenues:
Subscription and services (1)	90,778	77,103	49,480
Amortization of developed technology	15,553	12,519	8,874
Total cost of revenues	106,331	89,622	58,354
Gross profit	181,715	178,054	140,986
Operating expenses:
General and administrative (1)	82,649	85,160	54,640
Research and development (1)	42,592	36,336	18,691
Sales and marketing (1)	23,658	18,122	9,371
Loss on termination of financing obligation due to related party	—	—	5,755
Impairment of trademarks	—	—	5,362
Acquisition related costs	4,228	781	1,579
Total operating expenses	153,127	140,399	95,398
Operating income	28,588	37,655	45,588
Other (income) expense, net:
Other income	(1,063)	(49)	(41)
Interest expense, net	24,227	32,615	34,686
Loss on debt repayment and extinguishment	—	9,944	—
Total other expense, net	23,164	42,510	34,645
Income (loss) before provision for income taxes	5,424	(4,855)	10,943

Provision for income taxes	4,130	5,141	1,792
Net income (loss)	1,294	(9,996)	$9,151

Class A preferred return	—	(20,944)	(34,411)
Net income (loss) attributable to common stockholders	$1,294	$(30,940)	$(25,260)

Net income (loss) per share:
Basic	$0.02	$(0.48)	$(0.49)
Diluted	0.02	(0.48)	(0.49)
Weighted average common stock outstanding:
Basic	80,454,356	63,813,770	51,153,041
Diluted	82,403,679	63,813,770	51,153,041
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

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$4,630	$6,478	$180
General and administrative	9,499	14,558	1,952
Research and development, net of amounts capitalized	6,472	7,453	339
Sales and marketing	2,160	2,247	370
Total share-based compensation expense	$22,761	$30,736	$2,841

Comparison of the Fiscal Years Ended December 31, 2022 and 2021
Revenues, net

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Revenues, net	$288,046	$267,676	$20,370	8%
Revenues increased $20.4 million, or 8% for the year ended December 31, 2022 compared to the year ended December 31, 2021. For the year ended December 31, 2022, revenue from our Lending Software Solutions increased 12% compared to the year ended December 31, 2021, primarily from new and ramping customers as well as volume and revenue increases from existing customers. Lending Software Solutions growth was partially offset by a decline in Data Verification Software Solutions revenue, driven primarily by the decline in mortgage refinance application volumes. For both of our solutions, we receive incremental revenues if customers exceed their minimum commitments for monthly transactions, which typically is based off of number of applications or closed and funded loans for Lending Software Solutions and credit, tenant, or employment verification reports for our Data Verification Software Solutions.

Cost of Revenues and Gross Profit
Subscription and services

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Subscription and services	$90,778	$77,103	$13,675	18%
Subscription and services cost of revenues increased $13.7 million, or 18%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was partially due to $6.0 million in additional cloud-based data storage costs, as well as higher compensation and benefits spend, largely from additional employee headcount. The increase was partially offset by a decrease of $1.9 million in share-based compensation expense compared to the same period in 2021, primarily related to the vesting of options and equity grants upon the completion of our IPO.
Amortization of Developed Technology

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Amortization of Developed Technology	$15,553	$12,519	$3,034	24%
Amortization of developed technology increased $3.0 million, or 24%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was due to increased amortization for internally developed software and additional amortization on developed technology from the acquisitions of Saylent, StreetShares, and OpenClose.

Gross Profit

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Gross Profit	$181,715	$178,054	$3,661	2%
Gross profit increased $3.7 million, or 2%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to an increase of revenues and lower share-based compensation, as described above, partially offset by an increase in cost of revenues due to an increase in cloud-based data storage costs and increased personnel-related expenses from increased employee headcount.

Operating Expenses
General and Administrative

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
General and Administrative	$82,649	$85,160	$(2,511)	(3)%
General and administrative expenses decreased $2.5 million, or 3%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease includes a $5.1 million decrease in share-based compensation expense and a $2.0 million decrease in advisory and legal services spend compared to the same period in 2021, as prior year costs were higher in connection with our IPO. The decreases were partially offset by a $2.3 million increase in insurance costs for director and officer insurance, as well as increased personnel-related expenses from increased employee headcount.
Research and Development

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Research and Development	$42,592	$36,336	$6,256	17%
Research and development expenses increased $6.3 million, or 17%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to additional personnel-related expenses from increased employee and contractor headcount on our research and development teams. The increase was partially offset by a related increase in salary and contractor costs capitalized as part of our internal software development efforts.
Sales and Marketing

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Sales and Marketing	$23,658	$18,122	$5,536	31%
Sales and marketing expenses increased $5.5 million, or 31%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to higher personnel-related expenses from increased headcount on our sales and marketing teams. In addition, amortization of capitalized commissions increased $1.1 million compared to the same period in 2021.
Acquisition Related Costs

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Acquisition Related Costs	$4,228	$781	$3,447	441%
Acquisition related costs increased for year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to higher costs directly related to the acquisition of StreetShares and OpenClose during 2022 compared to Saylent during 2021, as well as additional professional services costs incurred while pursuing other strategic opportunities.

Total Other Expense, net

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Total Other Expense, net	$23,164	$42,510	$(19,346)	(46)%
Total other expense, net decreased $19.3 million, or 46%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was due to the losses on debt repayment and debt modification in 2021, and lower interest expense on debt during 2022 as a result of principal repayments and debt refinancing that occurred in 2021.
Provision for Income Taxes

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Provision for Income Taxes	$4,130	$5,141	$(1,011)	(20)%
Provision for income taxes was $4.1 million for the year ended December 31, 2022 compared to $5.1 million for the year ended December 31, 2021. The lower provision for income taxes for the year ended December 31, 2022 was primarily related to an increase in earnings before income tax, compared to the year ended December 31, 2021, offset by a lower executive remuneration under section 162(m) of the Internal Revenue Code, that are not tax deductible, for the year ended December 31, 2022. The tax impact of certain non-executive employee share-based remuneration, certain U.S. state tax deductions, and research & development credits was flat for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Comparison of the Years Ended December 31, 2021 and 2020
For a comparison of our results of operations for the years ended December 31, 2021 and 2020, and discussion of cash flows for the year ended December 31, 2020, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on 10-K.
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
As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $55.8 million and unused capacity under our revolving line of credit of $50.0 million. Additionally, $30.0 million is held in an escrow deposit account for a contingent earnout related to our StreetShares acquisition, which we believe will be released in full at the end of the earnout period. The earnout period associated with the escrow amount ends on April 1, 2023. Based upon our current levels of operations, we believe that our cash flows from operations along with our other sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.
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
One lease, which was with a related party, expired during December 2022. The monthly payments during each of the years ended December 31, 2022, 2021, and 2020 were $0.1 million.
Long-Term Debt
For a detailed description of our long-term debt, please see Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Net cash provided by (used in):
Operating activities	$74,587	$89,835	$(15,248)	(17)%
Investing activities	(124,331)	(126,299)	1,968	(2)%
Financing activities	(8,121)	110,228	(118,349)	(107)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(57,865)	$73,764	$(131,629)	178%
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
For the year ended December 31, 2022, cash provided by operating activities was $74.6 million. Net income was $1.3 million, adjusted by non-cash charges of $81.9 million and a decrease of $8.6 million related to operating assets and liabilities. The non-cash charges consist primarily of depreciation and amortization of $54.0 million, share-based compensation of $22.8 million, and deferred income taxes of $1.9 million. Net cash outflows from changes in operating assets and liabilities of $8.6 million primarily consisted of increased accounts receivable of $7.0 million due to increased revenue and timing of cash receipts, increased prepaid expenses and other assets of $0.3 million, decreased accrued liabilities of $2.3 million, and decreased accounts payable of $1.6 million due to timing, partially offset by increased deferred revenue of $1.9 million.
For the year ended December 31, 2021, cash provided by operating activities was $89.8 million. Net loss was $10.0 million, adjusted by non-cash charges of $100.4 million and a decrease of $0.6 million related to operating assets and liabilities. The non-cash charges consist primarily of depreciation and amortization of $50.5 million, share-based compensation of $30.7 million, deferred income taxes of $4.9 million, and loss on debt repayment and extinguishment of $9.9 million. The change in operating assets and liabilities was primarily the result of an increase in deferred revenue of $3.8 million and accounts receivable of $1.6 million due to our increased customer growth and timing of new and existing customers implementations during the period. The change was offset by an increase in expenses and other assets of $5.7 million, due in part to the timing of payments and also increases in prepaid D&O public company insurance policies.
Cash Flows from Investing Activities
Net cash used in investing activities of $124.3 million for the year ended December 31, 2022, consisted of $61.8 million of cash paid for the acquisition of OpenClose, $23.1 million of cash paid for the acquisition of StreetShares, $30.0 million cash paid for an escrow deposit for contingent consideration as a part of the StreetShares acquisition agreement, $8.2 million for capitalized software additions, and $1.1 million for purchases of property and equipment.
Net cash used in investing activities of $126.3 million for the year ended December 31, 2021, included $84.6 million of cash paid for the acquisition TazWorks, $35.9 million of cash paid for the acquisition of Saylent, $4.9 million for capitalized software additions, and $0.8 million cash paid for purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities of $8.1 million for the year ended December 31, 2022, consisted of $3.3 million payment of the Regulation A+ investor note that we assumed as part of the StreetShares acquisition, $3.3 million principal payments of long-term debt, $3.4 million cash paid to repurchase our common stock, and $1.8 million proceeds from our employee stock purchase plan. Principal repayments on our term loan started in June 2022 and are payable quarterly.
Net cash provided by financing activities of $110.2 million for the year ended December 31, 2021, consisted primarily of $247.3 million in IPO proceeds, net of underwriters' discounts and commissions, and $535.0 million proceeds from issuance of long-term debt, offset by $631.3 million in principal payments of long-term debt, including $628.7 million for the full repayment of the First and Second Liens. The year ended December 31, 2021 also included a $25.7 million payment on the financing obligation due to related party, $4.8 million payments of deferred offering costs, $2.1 million payment to sellers of TCI $7.2 million payment of debt issuance costs, and $1.9 million of repurchases of Class A Units and Class B Units.
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
Subscription Fee Revenues

Our software solutions are generally available for use as hosted application arrangements under subscription fee agreements. Our software solutions consist of an obligation for us to provide continuous access to a technology solution that we host and routine customer support, both of which we account for as a stand-ready performance obligation. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date our solution is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. For the majority of our customers, additional fees for monthly usage above the levels included in the standard subscription fee are recognized as revenue in the month when the usage amounts are determined and reported.
We have a limited number of legacy customers that host and manage our solutions on premises under term license and maintenance agreements. This type of arrangement is no longer sold and represents an immaterial amount of our subscription fee revenues. However, there is no planned sunset or end of life for these on-premises solutions.
Professional Services Revenues
We offer implementation, configuration, consulting, and training services for our software solutions and SaaS offerings. Revenues from professional services are recognized as control is transferred to the customer.
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
Goodwill and Intangible Assets
In connection with our acquisitions and asset purchase discussed within our financial statements also included in this registration statement, we record certain intangible assets. Identifiable intangible assets with finite lives are amortized over their estimated useful lives on either a straight-line or accelerated basis, depending on the nature of the intangible asset. Developed technology, customer relationships, trademarks, and non-competition agreements with finite useful lives are amortized on a straight-line basis. We periodically review the estimated useful lives and fair values of our identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
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
Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for our solutions, capital needs, economic trends, and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period. In assessing the qualitative factors, we consider the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. No impairment of goodwill was identified during the years ended December 31, 2022, 2021, or 2020.
Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets, including intangible assets with finite lives and property and equipment, whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The impairment to be recognized is measured as the amount by which the carrying amount exceeds the fair value of the assets. In the fourth quarter of 2020, we performed an impairment test of definite-lived trademarks which was triggered by our decision to rebrand certain products. Specifically, management made a decision to rebrand the LendingQB and LoansPQ products which are being replaced by the new “MeridianLink” branded product line. As a result of the rebranding decision in December 2020, which was determined to be a triggering event, we recorded an impairment equal to substantially all of the total LendingQB and LoansPQ trademarks carrying values of $5.4 million. Other than the trademark impairment mentioned above, there have been no other impairments of long-lived assets during the years ended December 31, 2022, 2021, or 2020.
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

We report tax related interest and penalties, if any, as income tax expense. There were no material interest or penalties recorded for the years ended December 31, 2022, 2021, or 2020.
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
Interest Rate Risk
We had cash and cash equivalents of $55.8 million and $113.6 million as of December 31, 2022 and 2021, respectively, consisting of bank deposits and money market funds. We did not hold any cash or cash equivalents as of December 31, 2022 or 2021 that held a significant degree of interest rate risk.
As of December 31, 2022, we had an outstanding principal amount of $431.7 million under the 2021 Term Loan Agreement. The interest rates on our 2021 Term Loan Agreement are floating, therefore changes in interest rates could adversely affect our future earnings and cash flows. Our term loan bears interest based on the adjusted benchmark rate, as defined in the agreement, plus an applicable margin, equivalent to 3.00% at December 31, 2022.
Based on the amount of variable rate debt outstanding at December 31, 2022, and holding the principal amount outstanding at December 31, 2022 constant, each 100 basis-point increase in interest rates would increase the interest we incur by approximately $4.3 million per year.
Additionally, the Financial Conduct Authority in the United Kingdom has initiated the process to phase out LIBOR. We have negotiated terms in consideration of this discontinuation and do not expect that the discontinuation of the LIBOR rate, including any legal or regulatory changes made in response to its future phase out, will have a material impact on our liquidity or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
MeridianLink, Inc.
Costa Mesa, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MeridianLink, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, preferred units and stockholders’ equity/members’ deficit, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended December 31, 2022 due to the adoption of the Accounting Standards Codification 842, Leases.
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
Costa Mesa, California
March 9, 2023

MERIDIANLINK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$55,780	$113,645
Accounts receivable, net of allowance for doubtful accounts	32,905	24,913
Prepaid expenses and other current assets	9,447	9,398
Escrow deposit	30,000	—
Total current assets	128,132	147,956
Property and equipment, net	4,245	5,989
Right of use assets	2,185	—
Intangible assets, net	297,475	298,597
Deferred tax assets, net	13,939	4,286
Goodwill	608,657	564,799
Other assets	4,524	4,266
Total assets	$1,059,157	$1,025,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,249	$2,335
Accrued liabilities	32,500	24,667
Deferred revenue	16,945	14,707
Current portion of long-term debt, net of debt issuance costs	3,505	2,139
Total current liabilities	54,199	43,848
Long-term debt, net of debt issuance costs	423,404	425,371
Long-term deferred revenue	1,141	—
Deferred rent	—	396
Other long-term liabilities	1,322	—
Total liabilities	480,066	469,615
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 80,644,452 and 79,734,984 shares issued and outstanding at December 31, 2022 and 2021, respectively	128	88
Additional paid-in capital	621,396	596,542
Accumulated deficit	(42,433)	(40,352)
Total stockholders’ equity	579,091	556,278
Total liabilities and stockholders’ equity	$1,059,157	$1,025,893
The accompanying notes are an integral part of the consolidated financial statements.

MERIDIANLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share/unit and per share/unit data)

	Year Ended December 31,
	2022	2021	2020
Revenues, net	$288,046	$267,676	$199,340
Cost of revenues:
Subscription and services	90,778	77,103	49,480
Amortization of developed technology	15,553	12,519	8,874
Total cost of revenues	106,331	89,622	58,354
Gross profit	181,715	178,054	140,986
Operating expenses:
General and administrative	82,649	85,160	54,640
Research and development	42,592	36,336	18,691
Sales and marketing	23,658	18,122	9,371
Loss on termination of financing obligation due to related party	—	—	5,755
Impairment of trademarks	—	—	5,362
Acquisition related costs	4,228	781	1,579
Total operating expenses	153,127	140,399	95,398
Operating income	28,588	37,655	45,588
Other (income) expense, net:
Other income	(1,063)	(49)	(41)
Interest expense, net	24,227	32,615	34,686
Loss on debt repayment and extinguishment	—	9,944	—
Total other expense, net	23,164	42,510	34,645
Income (loss) before provision for income taxes	5,424	(4,855)	10,943

Provision for income taxes	4,130	5,141	1,792
Net income (loss)	1,294	(9,996)	9,151

Class A preferred return	—	(20,944)	(34,411)
Net income (loss) attributable to common stockholders	$1,294	$(30,940)	$(25,260)

Net income (loss) per share:
Basic	$0.02	$(0.48)	(0.49)
Diluted	0.02	(0.48)	(0.49)
Weighted average common stock outstanding:
Basic	80,454,356	63,813,770	51,153,041
Diluted	82,403,679	63,813,770	51,153,041
The accompanying notes are an integral part of the consolidated financial statements.

MERIDIANLINK, INC.
CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
(in thousands, except share/unit amounts)

	Class A Preferred Units		Class B Common Units		Common Stock				Stockholders’ Equity / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit
Balance at January 1, 2020	320,820	$320,820	50,732,795	$1,371	—	$—	$1,791	$(39,353)	$(36,191)
Payment of Class A units cumulative preferred return	—	—	—	—	—	—	—	(136)	(136)
Vesting of Class B carried equity units	—	—	1,112,839	73	—	—	—	—	73
Repurchase of vested units	(907)	(907)	(352,829)	(1,444)	—	—	(723)	—	(2,167)
Share-based compensation expense	—	—	—	—	—	—	2,841	—	2,841
Net income	—	—	—	—	—	—	—	9,151	9,151
Balance at December 31, 2020	319,913	319,913	51,492,805	—	—	—	3,909	(30,338)	(26,429)
Payment of Class A units cumulative preferred return	—	—	—	—	—	—	—	(12)	(12)
Repurchase of vested units	(54)	(54)	(103,421)	(38)	—	—	(1,849)	—	(1,887)
Issuance of common stock in connection with initial public offering, net of underwriters’ discounts and commissions and issuance costs	—	—	—	—	10,000,000	10	242,084	—	242,094
Effect of Corporate Conversion (Note 1)	(319,859)	(319,859)	(52,112,904)	(9)	68,720,140	69	319,799	(6)	319,853
Issuance of common stock due to exercise of stock options	—	—	—	—	278,887	—	1,714	—	1,714
Vesting of restricted stock awards (formerly known as Class B carried equity units)	—	—	723,520	47	710,986	9	38	—	94
Vesting of restricted stock units	—	—	—	—	24,971	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	30,847	—	30,847
Net loss	—	—	—	—	—	—	—	(9,996)	(9,996)
Balance at December 31, 2021	—	—	—	—	79,734,984	88	596,542	(40,352)	556,278
Vesting of restricted stock awards	—	—	—	—	599,599	39	—	—	39
Vesting of restricted stock units	—	—	—	—	398,407	1	—	—	1
Issuance of common stock due to exercise of stock options	—	—	—	—	33,359	—	211	—	211
Issuance of common stock through employee stock purchase plan	—	—	—	—	127,700	—	1,777	—	1,777
Shares withheld related to net share settlement of restricted stock units	—	—	—	—	(11,956)	—	(206)	—	(206)
Repurchases of common stock	—	—	—	—	(237,641)	—	—	(3,375)	(3,375)
Share-based compensation expense	—	—	—	—	—	—	23,072	—	23,072
Net income	—	—	—	—	—	—	—	1,294	1,294
Balance at December 31, 2022	—	$—	—	$—	80,644,452	$128	$621,396	$(42,433)	$579,091
The accompanying notes are an integral part of the consolidated financial statements.

MERIDIANLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,294	$(9,996)	$9,151
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,982	50,453	40,199
Amortization of debt issuance costs	2,760	3,413	1,758
Share-based compensation expense	22,761	30,736	2,841
Loss on disposal of fixed assets	678	524	5,823
Impairment of trademarks	—	—	5,362
Loss on sublease liability	—	405	—
Loss on debt repayment and extinguishment	—	9,944	—
Gain on change in fair value of earnout	(162)	—	—
Other adjustments	—	(18)	—
Deferred income taxes	1,905	4,926	1,555
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,005)	1,619	(3,184)
Prepaid expenses and other assets	297	(5,726)	(2,058)
Accounts payable	(1,564)	117	1,536
Accrued liabilities	(2,281)	(302)	2,650
Deferred revenue	1,922	3,834	1,923
Deferred rent	—	(94)	(77)
Net cash provided by operating activities	74,587	89,835	67,479
Cash flows from investing activities:
Acquisition, net of cash acquired – Beanstalk Networks L.L.C.	(61,830)	—	—
Acquisition, net of cash and restricted cash acquired – StreetShares, Inc.	(23,137)	—	—
Acquisition, net of cash and restricted cash acquired – Saylent Technologies, Inc.	—	(35,945)	—
Acquisition, net of cash acquired – TazWorks, LLC	—	(84,605)	(5,000)
Acquisition, net of cash acquired – Teledata Communications, Inc.	—	—	(103,055)
Escrow deposit	(30,000)	—	—
Capitalized software additions	(8,228)	(4,906)	(3,196)
Purchases of property and equipment	(1,136)	(843)	(4,141)
Net cash used in investing activities	(124,331)	(126,299)	(115,392)
Cash flows from financing activities:
Repurchases of common stock	(3,375)	—	—
Repurchases of Class A Units	—	(54)	(907)
Repurchases of Class B Units	—	(1,887)	(2,167)
Proceeds from initial public offering, net of underwriters’ discounts and commissions	—	247,307	—
Proceeds from exercise of stock options	211	1,714	—
Payment due to effect of corporate conversion	—	(6)	—
Proceeds from employee stock purchase plan	1,777	—	—
Taxes paid related to net share settlement of RSUs	(206)	—	—
Proceeds from long-term debt	—	535,000	—
Principal payments of long-term debt	(3,263)	(631,255)	(4,156)
Payment of Regulation A+ investor note	(3,265)	—	—
Payments of debt issuance costs	—	(7,207)	—
Payments of financing obligation due to related party	—	—	(2,187)
Payments of Class A cumulative preferred return	—	(12)	(136)
Payments of deferred offering costs	—	(4,790)	(423)
Payment to sellers of Saylent Technologies, Inc.	—	(775)	—
Payment to sellers of Teledata Communications, Inc	—	(2,142)	—
Holdback payment to sellers of MeridianLink	—	(25,665)	—
Net cash (used in) provided by financing activities	(8,121)	110,228	(9,976)
Net (decrease) increase in cash, cash equivalents and restricted cash	(57,865)	73,764	(57,889)
Cash, cash equivalents and restricted cash, beginning of period	113,645	39,881	97,770
Cash, cash equivalents and restricted cash, end of period	$55,780	$113,645	$39,881
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$55,780	$113,645	$37,739
Restricted cash	—	—	2,142
Cash, cash equivalents, and restricted cash	$55,780	$113,645	$39,881

MERIDIANLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$21,348	$29,242	$33,179
Cash paid for income taxes	1,343	306	137
Non-cash investing and financing activities:
Regulation A+ investor note assumed in business combination	$3,265	$—	$—
Initial recognition of operating lease liability	3,791	—	—
Initial recognition of operating lease right-of-use asset	3,047	—	—
Share-based compensation expense capitalized to software additions	311	111	—
Shares withheld with respect to net settlement of RSUs	206	—	—
Effect of corporate conversion (Note 1)	—	319,868	—
Related party receivable net against holdback payment to prior shareholders	—	4,335	—
Deferred offering costs in prepaid expenses and other current assets as of December 31, 2020 offsetting payments of deferred offering costs	—	423	—
Vesting of RSAs and RSUs	40	94	—
Debt issuance costs included in accrued expenses	—	90	—
Purchases of property and equipment included in accounts payable and accrued expenses	72	81	98
Payable to seller in connection with acquisition of TazWorks	—	—	85,646
Deferred offering costs included in accounts payable and accrued expenses	—	—	572
Vesting of Class B Units	—	—	74

The accompanying notes are an integral part of the consolidated financial statements.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business
MeridianLink, Inc., and its wholly-owned subsidiaries, (collectively the “Company”), provides secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users. The Company sells its solutions to financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and consumer reporting agencies. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service (“SaaS”) model under which its customers pay subscription fees for the use of the Company’s solutions. The Company is controlled by its majority stockholder, which is represented by various investment funds of Thoma Bravo UGP, LLC and its affiliates (“Thoma Bravo”). The Company is headquartered in Costa Mesa, California.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
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

As of and for the years ended December 31, 2022 and 2021, the Company did not have any customers that accounted for greater than 10% of accounts receivable or 10% of net revenues. For the year ended December 31, 2020, there was one customer, Credit Plus, Inc., that accounted for 10% of net revenues.
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
Accounting policies and estimates that most significantly impact the presented amounts within these financial statements are further described below:

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. As of December 31, 2022 and 2021, cash consisted of checking deposit accounts and demand deposit accounts. As of December 31, 2022 and 2021, cash equivalents included $40.5 million and $60.0 million, respectively, held in a money market fund.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable includes billed and unbilled receivables, net of allowance for doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on the credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Any increases or decreases to this allowance are charged or credited, respectively, as a bad debt expense to general and administrative expenses. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. Allowance for doubtful accounts as of both December 31, 2022 and 2021 was $0.2 million.
The following table presents changes in the Company’s allowance for doubtful accounts:

	As of December 31, 2022	As of December 31, 2021
Beginning balance	$(215)	$(641)
Provision for doubtful accounts	—	—
Write offs, net	50	426
Ending balance	$(165)	$(215)
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
The Company’s ROU assets are included in right of use assets and the current and non-current portions of the lease liabilities are included in accrued liabilities and other long-term liabilities, respectively, on the consolidated balance sheets. The Company does not record leases with terms of 12 months or less on the consolidated balance sheets. Lease expense is recognized on a straight-line basis over the expected lease term.
The Company has entered into subleases, or has made decisions and taken actions to exit and sublease certain unoccupied leased office space. Sublease income is recorded as a reduction of rent expense straight-line over the term of the sublease. The Company tests ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease. No impairment of ROU assets was recorded during the year ended December 31, 2022.
Intangible Assets
Intangible assets primarily consist of developed technology, customer relationships, trademarks, and non-competition agreements, which were acquired through acquisitions. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized on either a straight-line or accelerated basis over their estimated useful lives, depending on the nature of the intangible asset.
Capitalized Internal-Use Software Costs
For development costs related to internal use software, such as the Company’s subscription offerings, and implementation costs incurred in cloud computing arrangements that are service contracts, the Company follows the guidance of ASC 350-40, “Internal Use Software.” ASC 350-40 sets forth the guidance for costs incurred for computer software developed or obtained for internal use and requires companies to capitalize qualifying computer software development costs, which are incurred during the application development stage. Once the application development stage is reached, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. These capitalized costs are to be amortized on a straight-line basis over the expected useful life of the software of 3 years. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. For the years ended December 31, 2022, 2021, and 2020, the Company capitalized $8.5 million, $5.0 million, and $3.2 million respectively, related to internally developed software costs. Such capitalized costs related to developed technology are included within the intangible assets balance in the consolidated balance sheets.
Capitalized deferred implementation costs for cloud computing arrangements are included in prepaid expenses and other current assets and other assets on the Company’s consolidated balance sheets, and were $0.2 million and $0.3 million as of December 31, 2022 and 2021, respectively. Amounts capitalized are amortized as general and administrative expenses and cost of sales on the consolidated statements of operations over 3 years.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, including intangible assets with finite lives and property and equipment, whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. The impairment to be recognized is measured as the amount by which the carrying amount exceeds the fair value of the assets. No impairment of long-lived assets was recorded during the years ended December 31, 2022, 2021, and 2020.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company tests goodwill for impairment in accordance ASC 350, “Intangibles—Goodwill and Other.” Goodwill is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Events or changes in circumstances which could trigger an impairment review include consideration of certain key factors including macroeconomic conditions, industry and market conditions, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance.

ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform a quantitative impairment test.

The quantitative impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If however, the fair value of the reporting unit is less than book value, then an impairment charge is recorded for the difference between the reporting unit’s fair value and carrying amount, not to exceed the carrying amount of the goodwill.

The Company has one reporting unit and tests its goodwill for impairment annually, during the fourth quarter of the fiscal year. During the year ended December 31, 2022, the Company used the quantitative approach to perform its annual goodwill impairment test. The fair value of the Company’s reporting unit significantly exceeded the carrying value of its net assets. No goodwill impairment was recorded during the years ended December 31, 2022, 2021, and 2020.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
The carrying amounts of most of the Company’s financial instruments, including cash and cash equivalents approximate fair value due to their high liquidity in actively quoted trading markets and their short maturities. The Company’s accounts receivable, escrow deposit, accounts payable, accrued liabilities, and short-term deferred revenue approximate fair value due to their short maturities. The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt as of December 31, 2022 and 2021 based upon the interest rates that the Company believes it can currently obtain for similar debt, which is considered a level 2 input to determine fair value.

Cumulative Preferred Return
Prior to the Corporate Conversion, Class A preferred unitholders were entitled to a cumulative preferred return, as disclosed further in Note 8. At each reporting period-end, the Company evaluated whether the Class A Units were considered currently redeemable or probable of becoming redeemable in accordance with ASC 480-10, “Distinguishing Liabilities from Equity,” based on the facts and circumstances of the deemed liquidation events that would give rise to the redemption of the units. In accordance with the prescribed accounting literature, the Company would not record the cumulative preferred return in the consolidated financial statements until the Company determined that such units were probable of becoming redeemable.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Subscription Fee Revenues
The Company’s software solutions are generally available for use as hosted application arrangements under subscription fee agreements. The Company’s software solutions consist of an obligation for the Company to provide continuous access to a technology solution that it hosts and routine customer support, both of which the Company accounts for as a stand-ready performance obligation. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company’s solution is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. For the majority of our customers, additional fees for monthly usage above the levels included in the standard subscription fee are recognized as revenue in the month when the usage amounts are determined and reported.
The Company has a limited number of legacy customers that host and manage its solutions on-premises under term license and maintenance agreements. This type of arrangement is no longer sold and represents an immaterial amount of the Company’s subscription fee revenues. However, there is no planned sunset or end of life for these on-premises solutions.
Professional Services Revenues
The Company offers implementation, configuration, consulting, and training services for our software solutions and SaaS offerings. Revenues from professional services are recognized as control is transferred to the customer.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Consulting and training services are generally considered a separate performance obligation as they are considered distinct services that provide a benefit to the customer on their own.
The determination of SSP for each distinct performance obligation requires judgment. Performance obligations are generally sold at standard prices and subscriptions are generally coterminous. Therefore, it is rare that any reallocation of transaction consideration is required. The Company’s best evidence of SSP is the observable price at which products and services are sold separately to customers in similar circumstances or to similar customers in a single transaction, which is generally the stated contract price.
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
The Company has concluded that its subscription fees related to monthly usage above the levels included in the standard subscription fee relates specifically to the transfer of the service to the customer in that month and is consistent with the allocation objective of ASC 606 when considering all the performance obligations and payment terms in the contract. Therefore, the Company generally recognizes additional usage revenues in the month when the usage amounts are determined and reported. This allocation reflects the amount the Company expects to receive for the services for the given period.
Contract Balances
The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in contract liabilities consisting of deferred revenue. Deferred revenue represents billings under noncancellable contracts before the related product or service is transferred to the customer. The Company records an unbilled receivable when revenue is recognized prior to invoicing.
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
Deferred Revenue
Deferred revenue consists of subscription and implementation fees which have been invoiced up front and are recognized as revenue only when the revenue recognition criteria are met. The Company’s subscription contracts are typically invoiced to its customers annually, and revenue is recognized ratably over the service term. Any fees invoiced up front for contracts that have a service term that extend multiple years, the portion of deferred revenue that will be recognized beyond 12 months from the date of the financial statements, are classified as long-term deferred revenue.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Assets Recognized from Costs to Obtain a Contract with a Customer
The Company capitalizes sales commissions related to its customer agreements because the commission charges are so closely related to the revenues from the noncancellable customer agreements that they should be recorded as an asset and charged to expense over the expected period of customer benefit. The Company capitalizes commissions and bonuses for those involved in the sale of our SaaS offerings, including direct employees and indirect supervisors, as these are incremental to the sale. The Company begins amortizing deferred costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit, which the Company estimates to be three years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology. Current costs are included in prepaid expenses and other current assets, and non-current costs are included in other assets on the accompanying consolidated balance sheets. There was no impairment of assets related to deferred commissions during the years ended December 31, 2022, 2021, and 2020.
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
General and Administrative
General and administrative expenses consist primarily of personnel costs, including share-based compensation, associated with the Company’s executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, other corporate-related expenses and allocated overhead. General and administrative expenses also include changes in fair value of contingent consideration and amortization of intangible assets other than developed technology.
Research and Development
Research and development expenses are comprised primarily of salaries, benefits and share-based compensation associated with the Company’s engineering, product, and quality assurance personnel. Research and development expenses also include third-party contractors and allocated overhead. Other than software development costs that qualify for capitalization, as discussed above, research and development costs are expensed as incurred.
Sales and Marketing
Sales and marketing expenses consist primarily of compensation and employee benefits, including share-based compensation, of sales and marketing personnel and related sales support teams, sales and partner commissions, trade show and advertising costs, and allocated overhead. Sales and marketing expenses also include amortization of assets recognized from the costs to obtain a contract with a customer, as discussed above. Marketing costs, including advertising and trade show expenses are expensed as incurred, and were $1.4 million, $1.0 million, and $0.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Share-Based Compensation
The Company accounts for share-based compensation by estimating the fair value of share-based payment awards at the grant date. The Company estimates the fair value of its share-based options using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
Acquisition Related Costs
Acquisition related costs include legal, advisory, and other transaction costs incurred in connection with business combinations and are expensed as incurred. These costs also include one-time expenses directly related to completed acquisitions and additional professional services costs incurred while pursuing other strategic opportunities.
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
The Company reports tax related interest and penalties, if any, as income tax expense. There were no material interest or penalties recorded for the years ended December 31, 2022, 2021, or 2020.

Net Income (Loss) Per Share
Basic net income (loss) per share was computed by dividing the net loss attributable to the common stockholders by the weighted average number of common stock outstanding during the period, without the consideration for potential dilutive common stock. For the purpose of calculating basic net income (loss) per share for the years ended December 31, 2021 and 2020, the Company adjusted net income or loss for cumulative dividends on the Class A Units that had accrued through the reporting period end date for 2020 and through the date of the Corporate Conversion on July 27, 2021. Net income (loss) attributable to common stockholders is computed by deducting the dividends accumulated for the period on cumulative preferred units from net income or loss. If there was a net loss, the amount of the loss is increased by those preferred dividends.
For the purpose of calculating basic weighted average number of common stock outstanding during the years ended December 31, 2021 and 2020, the Company retroactively reflected the effects of the Corporate Conversion with respect to the outstanding Class B common units, which converted into common stock on a one-for-one basis. The conversion of the Company’s Class A Units into common stock was included in the basic weighted average number of common stock outstanding upon the date of the Corporate Conversion on a prospective basis during the year ended December 31, 2022.
Diluted net income (loss) per share was computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Due to a net loss after adjusting for the cumulative dividends on the preferred units during the years ended December 31, 2021 and 2020, all otherwise potentially dilutive securities were antidilutive. Accordingly, basic net loss per share equaled diluted net loss per share for the years ended December 31, 2021 and 2020.
Accounting Pronouncements Recently Adopted
The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and has elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
The Company adopted the new standard on January 1, 2022, utilizing the optional transition approach to not apply Topic 842 in the comparative periods presented. Additionally, the Company elected the package of practical expedients to not (1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. The most significant impact upon adoption was related to its long-term office space leases that resulted in the recognition of right of use assets and related liabilities of approximately $2.6 million and $3.4 million, respectively, on the Company’s consolidated balance sheets.
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
The Company adopted the new standard on January 1, 2022, prospectively, for business combinations that occur subsequent to the adoption date. The adoption did not have a material impact on the Company’s consolidated financial statements.

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
The Company adopted this standard update prospectively during Q4 2022 for the fiscal year ended December 31, 2022. The adoption did not have a material impact on its consolidated financial statements and related disclosures.
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
ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; early adoption is permitted. The Company intends to adopt the new standard as of January 1, 2023 as a cumulative effect adjustment to retained earnings. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.
ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
ASU 2020-04 provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates, such as the London Inter-Bank Offered Rate (LIBOR), which regulators in the United Kingdom are currently phasing out. The expedients and exceptions provided by ASU 2020-04 are for the application of U.S. GAAP to contracts, hedging relationships, and other transactions affected by the rate reform. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time. In December 2022, the FASB issued ASU 2022-06 which deferred the sunset date from December 31, 2022 to December 31, 2024, after which companies will no longer be permitted to apply the transition relief. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
Note 3 – Revenue Recognition
Disaggregation of Revenue
The following table disaggregates the Company’s net revenues by solution type (in thousands):

	Year Ended December 31,
	2022	2021	2020
Lending Software Solutions	$208,290	$176,793	$133,754
Data Verification Software Solutions	79,756	90,883	65,586
Total	$288,046	$267,676	$199,340
Lending Software Solutions accounted for 72%, 66%, and 67% of total revenues for the years ended December 31, 2022, 2021, and 2020 respectively. Data Verification Software Solutions accounted for 28%, 34%, and 33% of total revenues for the years ended December 31, 2022, 2021, and 2020, respectively.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following table disaggregates the Company’s net revenues by major source (in thousands):

	Year Ended December 31,
	2022	2021	2020
Subscription fees	$248,864	$235,489	$177,039
Professional services	29,320	22,707	16,301
Other	9,862	9,480	6,000
Total revenues	$288,046	$267,676	$199,340
Deferred Revenue
The changes in the Company’s deferred revenue as of December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred revenue, beginning balance	$14,707	$10,873
Billing of transaction consideration	291,425	271,510
Revenue recognized	(288,046)	(267,676)
Deferred revenue, ending balance	$18,086	$14,707
Deferred revenue, current	$16,945	$14,707
Long-term deferred revenue	1,141	—
Total deferred revenue	$18,086	$14,707
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table represents the changes in contract cost assets (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$5,835	$3,207
Additions	3,267	4,136
Amortization	(2,563)	(1,508)
Ending balance	$6,539	$5,835
Contract cost assets, current	$2,938	$2,402
Contract cost assets, noncurrent	3,601	3,433
Total deferred contract cost assets	$6,539	$5,835
Note 4 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31, 2022	As of December 31, 2021
Prepaid expenses	$6,069	$6,752
Contract cost assets – current	2,938	2,402
Others	440	244
Total prepaid expenses and other current assets	$9,447	$9,398

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of December 31, 2022	As of December 31, 2021
Computer equipment and software	$7,854	$7,995
Leasehold improvements	2,732	2,994
Office equipment and furniture	978	1,378
Total	11,564	12,367
Less: Accumulated depreciation	(7,319)	(6,378)
Property and equipment, net	$4,245	$5,989
Depreciation expense amounted to $2.3 million, $2.3 million, and $2.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company disposed of office furniture that resulted in a loss of $0.7 million, $0.5 million, and $0.1 million during the years ended December 31, 2022, 2021, and 2020, respectively. The losses are included in general and administrative expenses in the accompanying consolidated statements of operations.
In December 2022, the Company terminated one of its office leases upon expiration of the lease term. The termination resulted in a loss on disposal of property and equipment and related assets of $0.5 million. The loss is included in operating expenses on the accompanying consolidated statements of operations.
In October, 2020, the Company terminated one of its office leases that had been accounted for as a financing obligation. The termination resulted in the disposal of property and equipment and related assets of $12.8 million, the write off of the $9.1 million financing obligation liability due to related party, and a termination fee of $2.1 million. The total loss of $5.8 million is included in operating expenses on the accompanying consolidated statements of operations.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(132,298)	$211,002
Developed technology	96,400	(40,360)	56,040
Trademarks	24,975	(10,205)	14,770
Non-competition agreements	5,500	(688)	4,812
Capitalized software	19,443	(8,592)	10,851
Total intangible assets, net	$489,618	$(192,143)	$297,475

	As of December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$328,600	$(99,320)	$229,280
Developed technology	74,800	(29,207)	45,593
Trademarks	24,175	(7,474)	16,701
Non-competition agreements	600	(225)	375
Capitalized software	10,902	(4,254)	6,648
Total intangible assets, net	$439,077	$(140,480)	$298,597

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The weighted average remaining useful lives for intangible assets at December 31, 2022 were as follows:

Weighted Average Remaining Useful Life
Customer relationships	6 years
Developed technology	5 years
Trademarks	6 years
Non-competition agreements	4 years
Capitalized software	3 years
Amortization expense related to intangible assets was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$15,553	$12,519	$8,874
General and administrative expense	36,110	35,631	28,809
Total amortization expense	$51,663	$48,150	$37,683
The estimated future amortization of intangible assets as of December 31, 2022 was as follows (in thousands):

Years ending December 31,
2023	$54,707
2024	52,758
2025	46,877
2026	42,314
2027	42,052
Thereafter	58,767
Total amortization expense	$297,475
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of December 31, 2022	As of December 31, 2021
Accrued payroll and payroll-related expenses	$9,836	$8,522
Accrued bonuses	5,947	6,708
Sales tax liability from acquisitions	4,572	2,939
Accrued operating costs	4,016	2,099
Accrued costs of revenues	3,141	2,217
Lease liability – current	1,223	233
User conference	755	170
Other accrued expenses	3,010	1,779
Total accrued liabilities	$32,500	$24,667

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
Other Contractual Commitments
The Company’s contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription arrangements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of December 31, 2022 are as follows (in thousands):

Contractual Commitments
Years ending December 31,
2023	$375
2024	395
2025	5,170
Total	$5,940
Note 6 – Leases
The Company leases office space and server equipment under various operating lease agreements that expire through December 2026. The Company recognizes the related rent expense on a straight-line basis over the term of each lease. Free rent and rental increases are recognized on a straight-line basis over the term of each lease.
As of December 31, 2022, the weighted average remaining lease term was three years and the weighted average discount rate was 5.8%. The Company does not have any finance leases as of December 31, 2022.
One lease was with a related party that expired in December 2022. The monthly payments during each of the years ended December 31, 2022, 2021, and 2020 were $0.1 million.
The Company also has subleases of former office spaces which expire at various dates from 2022 to 2026. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $0.4 million, $0.2 million, and $0.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. One of the subleases was entered into during March 2022 resulting in a total loss of $0.1 million from the disposal of related assets. The loss is included in general and administrative expense on the consolidated statements of operations for the years ended December 31, 2022.
Rent expense, gross of sublease income, has been recorded in the consolidated statements of operations for the year ended December 31, 2022 (in thousands):

Year Ended December 31, 2022
Cost of revenues	$720
General and administrative	260
Research and development	579
Sales and marketing	240
Total rent expense	$1,799
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$2,008
Operating lease assets obtained in exchange for new operating lease liabilities	1,033
The following table presents supplemental balance sheet information about the Company’s leases (in thousands):

As of December 31, 2022
Operating lease ROU assets	$2,185

Operating lease liabilities, current	$1,223
Noncurrent operating lease liabilities	1,282
Total operating lease liabilities	$2,505
As of December 31, 2022, remaining maturities of lease liabilities were as follows (in thousands):

As of December 31, 2022
Years Ending December 31,
2023	$1,259
2024	843
2025	320
2026	245
Total operating lease payments (1)	2,667
Less: imputed interest	(162)
Total operating lease liabilities	$2,505
______________
(1)Presented gross of sublease income. The Company expects to receive sublease income of approximately $0.3 million in 2023, $0.2 million in 2024, $0.2 million in 2025, and $0.2 million in 2026.
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
Rent expense for the years ended December 31, 2021 and 2020 was as follows (in thousands):

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Year Ended December 31,
	2021	2020
Cost of revenues	$735	$743
General and administrative	186	321
Research and development	472	464
Sales and marketing	207	178
Total rent expense	$1,600	$1,706
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

Note 7 – Long-Term Debt
Long-term debt consisted of the following (in thousands):

	As of December 31, 2022	As of December 31, 2021
2021 Term loan	$431,738	$435,000
Debt issuance costs	(4,829)	(7,490)
Total debt, net	426,909	427,510
Less: Current portion of long-term debt
2021 Term loan	4,350	3,263
Debt issuance costs	(845)	(1,124)
Total current portion of long-term debt, net	3,505	2,139
Total non-current portion of long-term debt, net	$423,404	$425,371
Amortization of deferred financing fees was $2.8 million, $3.4 million, and $1.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. Total interest expense, excluding amortization of deferred financing fees, was $21.6 million, $29.2 million, and $32.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
2021 Credit Agreement
On November 10, 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), which provides for a term loan facility (the “2021 Term Loan”) in an aggregate principal amount of $435.0 million, and a revolving credit facility (the “2021 Revolving Credit Facility”) in an aggregate principal amount of $50.0 million, inclusive of a $10.0 million letter of credit sub-facility. The Company used the proceeds from the 2021 Term Loan to pay all outstanding amounts due under the Company’s previous 2018 First Lien plus certain fees and expenses. The 2021 Term Loan and 2021 Revolving Credit Facility mature on November 10, 2028 and November 10, 2026, respectively. The Company has not drawn on the 2021 Revolving Credit Facility as of December 31, 2022.
The obligations under the 2021 Credit Agreement are secured by a lien on substantially all tangible and intangible property of the Company, subject to customary exceptions, limitations, and exclusions from the collateral.
The 2021 Credit Agreement contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require the Company to satisfy a financial covenant, and restricts or limits the ability of the Company to grant or incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales, and declare dividends on its capital stock, subject in each case to certain customary exceptions. A failure to comply with certain covenants could permit the lenders to declare the 2021 Term Loan, and any then outstanding borrowings on the 2021 Revolving Credit Facility, together with accrued interest and fees thereon, to be immediately due and payable. The Company was in compliance with all financial covenants of the 2021 Credit Agreement at December 31, 2022.
2021 Term Loan
Borrowings under the 2021 Term Loan bear interest at a variable rate, elected by the Company, equal to the Base Rate (as defined in the 2021 Credit Agreement) or the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement), plus, an initial margin based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined by the 2021 Credit Agreement), which was 3.00% at December 31, 2022. Beginning in June 2022, the Company is required to make quarterly principal payments equal to 0.25% of the original principal, with the remainder due at maturity.
Debt issuance costs of $7.6 million were included as a reduction of the debt balance on the consolidated balance sheets and are amortized into interest expense over the contractual life of the loans using the effective interest method. Included in the debt issuance costs were $4.8 million incurred in connection with the 2021 Term Loan, and $2.8 million carried forward from the Company’s previous 2018 First Lien. The Company recognized $2.7 million, and $0.2 million of amortization of debt issuance costs for the 2021 Term Loan during the years ended December 31, 2022 and 2021, respectively. The effective interest rate on the 2021 Term Loan was 8.5% as of December 31, 2022.
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
In connection with the 2021 Revolving Credit Facility, the Company incurred $0.5 million in debt issuance costs. Expenses associated with the issuance of the revolving credit facility are presented in the accompanying consolidated balance sheets in prepaid expenses and other current assets and other assets, and are amortized to interest expense over the life of the 2021 Revolving Credit Facility using the straight-line method. The remaining unamortized debt issuance costs were $0.4 million and $0.5 million as of December 31, 2022 and 2021, respectively.
The 2021 Revolving Credit Facility also requires a quarterly commitment fee based on the Company’s consolidated first lien net leverage ratio. As of December 31, 2022, the applicable rate was 0.5%, which was applied against the $50.0 million unused revolving credit facility balance.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Future Principal Payments
Future principal payments of long-term debt as of December 31, 2022 were as follows (in thousands):

Years ending December 31,
2023	$4,350
2024	4,350
2025	4,350
2026	4,350
2027	4,350
Thereafter	409,988
Total	$431,738
Note 8 – Stockholders’ Equity
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
Class B Units
As of December 31, 2020, there were 51,492,805 units of Class B Units issued and outstanding. Class B Units did not have voting, approval, or consent rights under the Members’ Agreement. No distribution would be made on Class B Units, unless and until the distributions were made to holders of Class A Units and any remaining amounts to be distributed pro rata among holders of Class B Units based on the Class B Units held as of the time of such distribution. Certain Class B Units, including Carried Equity Units (as defined below) were subject to repurchase by the Company, Thoma Bravo, or another related party upon the unitholder's termination. Refer to Note 9 for further information regarding the Company's repurchase rights on the Class B Units, including the nature and classification of certain Class B Units on the consolidated balance sheets.
Common Stock and Preferred Stock
Upon the Corporate Conversion, the Company filed its certificate of incorporation in the State of Delaware on July 27, 2021, whereby the Company’s authorized capital stock consists of 650,000,000 shares of capital stock, $0.001 par value per share, of which 600,000,000 shares are designated as common stock and 50,000,000 shares are designated as preferred stock.
Upon the Company’s Corporate Conversion, the Company converted each of its outstanding Class A Units into a number of shares of common stock equal to the result of the accrued preferred return price per Class A Unit divided by the conversion price per share of common stock determined by the board of directors of $25.50. The preferred return price for each Class A Unit was equal to the future value of $1,000 at a 9% interest rate compounded quarterly over the time passed since the issuance of such unit. Upon the Company’s Corporate Conversion, the outstanding Class A Units converted into an aggregate of 16,607,235 shares of common stock and were reclassified into permanent equity. Subsequent to the Corporate Conversation, there were no Class A Units outstanding. Additionally, all the outstanding Class B Units converted into an aggregate of 53,646,668 shares of common stock on a one-for-one basis. There are 63,609 of such shares that remain subject to future vesting and are not included in the outstanding shares as of December 31, 2022.
As of December 31, 2022, there were 80,644,452 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.
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
Stock Repurchase Program
In May 2022, the Company’s board of directors authorized a new stock repurchase program to acquire up to $75.0 million of the Company’s common stock, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, working capital needs, general business and market conditions, regulatory requirements, and other investment opportunities. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934. The repurchase programs may be commenced, suspended, or terminated at any time by the Company at its discretion without prior notice.
The Company retires the repurchased shares, which shall automatically return to the status of authorized but unissued shares of common stock. During the year ended December 31, 2022, the Company repurchased 237,641 shares of its common stock at an average price per share of $14.18 for a total purchase price of approximately $3.4 million, including commissions and fees. As of December 31, 2022, there was a total of $71.6 million remaining for repurchase under the stock repurchase program.
Note 9 – Share-Based Compensation

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
2021 Stock Option and Incentive Plan

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
Stock Options
In connection with the Corporate Conversion, outstanding options to purchase Class B Units granted under the 2019 Plan were converted into options to purchase shares of common stock, which have been granted under the 2021 Plan. The 2021 Plan provides for grants of stock options which allow option holders to purchase shares of common stock in the Company. For time-based service options granted, the options vest over a period of three to four years, subject to the terms of the award agreement. The performance-based options vest upon achieving annual EBITDA targets. An option holder must be an employee of the Company at the date of these vesting conditions. The stock options are generally subject to forfeiture if employment terminates prior to the vesting date. The contractual term of the stock options is 10 years.
In addition, under the 2021 Plan and upon the occurrence of the Company’s IPO, the Company granted stock option awards to certain of its directors, officers, and employees totaling 1,498,455 options to purchase common stock at an exercise price equal to the IPO price of $26.00 per share.
A summary of stock option activity during the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands, except options, price per option, and term amounts):

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding – January 1, 2020	2,757,696	$6.06	9.70	$—
Granted	412,000	7.89
Exercised	—
Forfeited	—
Outstanding – December 31, 2020	3,169,696	$6.30	8.80	$38,108
Granted	1,584,805	25.78
Exercised	(278,887)	6.15
Forfeited	(218,802)	19.76
Outstanding – December 31, 2021	4,256,812	$13.05	8.44	$42,429
Granted	927,364	17.09
Exercised	(33,359)	6.31
Forfeited	(411,034)	20.86
Outstanding – December 31, 2022	4,739,783	$13.21	7.61	$19,855
Vested and expected to vest in the future at December 31, 2022	4,739,783	13.21	7.61	19,855
Exercisable at December 31, 2022	2,970,165	$8.83	6.91	$19,301
The total fair value of options that vested during the years ended December 31, 2022, 2021, and 2020 was $7.6 million, $12.4 million, and $1.9 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $0.4 million, $5.3 million, and none, respectively. The fair value of all time-based service options and performance-based options granted was estimated using a Black-Scholes option pricing model with the following assumptions:
Volatility – Prior to Q2 2022, the computation of expected volatility was based on a calculation using the historical volatility of a group of publicly traded peer companies. In evaluating the similarity of peer companies, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. Beginning in Q2 2022, expected volatility is based on historical volatility data of our stock.
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
The following assumptions were used by the Company to record compensation expense for performance-based and time-based options granted during the years ended December 31, 2022, 2021, and 2020 (dollars in thousands, except per option amounts):

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Year Ended December 31,
	2022	2021	2020
Aggregate grant date fair value of options granted	$7,989	$23,111	$1,063
Assumptions for option valuation:
Expected volatility	47.3 – 62.0%	62%	61.0 – 66.0%
Expected dividend yield	—%	—%	—%
Expected risk-free interest rate	1.7 – 3.4%	0.2 – 0.9%	0.2 – 0.8%
Expected term of options	6 years	3 – 6 years	3 – 6 years
Maximum contractual term	10 years	10 years	10 years
Weighted average grant date fair value per option	$8.61	$14.58	$5.16
The Company recognized approximately $6.7 million, $14.5 million, and $2.3 million in share-based compensation expense related to time-based and performance-based stock options for the years ended December 31, 2022, 2021, and 2020, respectively. Included in the amounts of share-based compensation for the year ended December 31, 2021, is the acceleration of share-based compensation expense in the amount of $10.3 million related to 500,000 options to purchase common stock which became fully vested upon the completion of the Company’s IPO. During the years ended December 31, 2022, 2021, and 2020, performance-based options were probable of vesting and, therefore, were included as part of share-based compensation expense.
As of December 31, 2022, there was approximately $17.1 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 2.76 years.
Restricted Stock Awards
In connection with the Corporate Conversion, all outstanding Carried Equity Units granted under the 2018 Plan were converted into RSAs, which have been granted under the 2021 Plan. The RSAs are subject to vesting based on (1) the participant’s continued service to the Company over a period of approximately one to four years and/or (2) the Company achieving annual EBITDA targets. As the RSAs are unvested on the date of issuance, the cash received by the Company from the participant’s purchase of the RSAs is included in accrued expenses on the accompanying consolidated balance sheets and such liability is reduced over time as vesting occurs.
The number of RSAs vested during the years ended December 31, 2022 and 2021 was 599,599 and 1,434,506, respectively. The liability balance as of December 31, 2022 and 2021, related to the unvested RSAs was $0.00 million and $0.05 million, respectively. As of December 31, 2022 and 2021, the number of unvested RSAs amounted to 63,609 and 691,270, respectively. There were a total of 27,146 and 131,251 RSAs cancelled or forfeited during years ended December 31, 2022 and 2021, respectively.
The Company recognized approximately $0.3 million, $11.5 million, and $0.6 million in share-based compensation expense related to RSAs for the years ended December 31, 2022, 2021, and 2020, respectively. Included in the amounts of share-based compensation for the year ended December 31, 2021, is the acceleration of share-based compensation expense in the amount of $11.1 million related to 426,657 Carried Equity Units which became fully vested upon the completion of the Company’s IPO. Share-based compensation expense related to the excess of fair value per unit on date of issuance over the $0.06 per share purchase price paid by the participants, has been recognized as additional compensation expense attributable to the participants.

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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Under the 2021 Plan and upon the occurrence of the Company’s IPO, the Company granted RSUs to certain of its directors, officers, and employees totaling 1,068,654 RSUs based on the IPO price of $26.00 per share.
A summary of RSU activity during the years ended December 31, 2022 and 2021 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2021	—	$—
Granted	1,184,863	25.72
Vested	(24,971)	22.82
Forfeited	(86,363)	26.00
Non-vested – December 31, 2021	1,073,529	$25.76
Granted	2,827,328	17.91
Vested	(398,407)	25.79
Forfeited	(390,619)	20.66
Non-vested – December 31, 2022	3,111,831	$19.27
As of December 31, 2022, 3,111,831 RSUs are expected to vest. The Company recognized approximately $15.4 million and $4.7 million in share-based compensation expense related to RSUs for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, there was approximately $50.6 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

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
As of December 31, 2022, the Company has issued 127,700 shares of common stock under the 2021 ESPP. As of December 31, 2022, there was approximately $0.2 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $0.7 million and $0.1 million of share-based compensation expense related to the ESPP for the years ended December 31, 2022 and 2021, respectively.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Share-Based Compensation
Share-based compensation for share-based awards granted to participants has been recorded in the consolidated statements of operations for the years ended December 31, 2022 and 2021 as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$4,630	$6,478	$180
General and administrative	9,499	14,558	1,952
Research and development (1)	6,472	7,453	339
Sales and marketing	2,160	2,247	370
Total share-based compensation expense	$22,761	$30,736	$2,841
______________
(1)Net of $0.3 million, $0.1 million and $0.0 million additions to capitalized software on the Company’s consolidated balance sheets for the years ended December 31, 2022, 2021, and 2020, respectively.
Note 10 – Income Taxes
The provision (benefit) from income taxes for the years ended December 31, 2022, 2021, and 2020 consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$385	$—	$—
State	1,840	215	237
Total current	2,225	215	237
Deferred:
Federal	1,822	3,746	1,858
State	83	1,180	(303)
Total deferred	1,905	4,926	1,555
Provision for (benefit from) income taxes	$4,130	$5,141	$1,792
The provision for (benefit from) income taxes differs from that computed at the federal statutory corporate income tax rate as follows for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax expense (benefit) computed at federal statutory rate	$1,139	$(1,019)	$2,298
State income tax expense (benefit), net of federal benefit	1,177	1,178	507
Nondeductible share-based compensation	803	1,478	—
162m limitation	1,038	4,131	—
Other nondeductible expenses	348	100	126
Rate change	66	472	—
R&D credits	(1,550)	(1,462)	(1,149)
Tax attribute write-off	484	—	—
Amended return	332	—	—
Transaction costs true up	—	247	—
Return to provision adjustments	293	16	10
Provision for (benefit from) income taxes	$4,130	$5,141	$1,792

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Deferred income taxes at December 31, 2022 and 2021 consist of the following (in thousands):

	As of December 31,
	2022	2021
Deferred income tax assets:
Net operating losses	$20,425	$18,553
Capitalized research and development	9,848	—
Credits	5,600	5,310
Reserves and accruals	2,336	1,147
Share-based compensation	3,420	1,788
Interest expense carryover	2,838	3,044
Transaction costs	2,584	2,428
Fixed assets	633	—
Other	413	209
Total deferred income tax assets	48,097	32,479
Deferred income tax liabilities:
Fixed assets	—	(689)
Capitalized commissions	(1,668)	(1,489)
Intangible assets	(31,745)	(25,310)
Right of use asset	(559)	—
Debt issuance costs	(186)	(704)
Total deferred income tax liabilities	(34,158)	(28,192)
Net deferred income tax asset	$13,939	$4,287
Net operating loss (“NOL”) and R&D tax credit carryforwards at December 31, 2022 and 2021 consist of the following (in thousands):

	As of December 31,
	2022	2021
NOL carryforwards:
Federal	$86,246	$77,798
State	35,713	35,124
R&D tax credit carryforwards:
Federal	4,992	4,485
State	3,625	3,284
$22.4 million of federal NOL carryforwards generated prior to 2018 will expire from 2035 through 2037 and $33.8 million of state NOL carryforwards generated in 2009 through 2021 will expire from 2032 through 2041. $63.8 million of federal NOL carryforwards generated in 2018 through 2021 have no expiration date and $1.9 million of state NOL carryforwards generated in 2018 through 2021 have no expiration date. The NOL carryforward amounts at December 31, 2022 and 2021 do not include $9.1 million and $9.1 million, respectively, of federal NOLs that are expected to expire prior to utilization due to a Section 382 limitation placed on the acquired NOLs of CRIF and Saylent at acquisition.
A reserve for uncertain tax positions has been recorded against the federal and state R&D credits of $1.5 million and $0.9 million, respectively, at December 31, 2022 and $1.1 million and $0.8 million, respectively, at December 31, 2021. The federal research credits begin to expire in 2034 and $3.6 million of state research credits have no expiration period.
Valuation Allowance
Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company considered all positive and negative evidence and based on the weight of such evidence concluded that a valuation allowance is not needed as of December 31, 2022.
Uncertain Tax Positions
ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, the Topic permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as income tax expense.
The Company has recorded an uncertain tax position with respect to its R&D credits. There are no penalties or interest recorded on the Federal, California, and Virginia R&D credits as the reserved credits have not been utilized on a tax return, and therefore the uncertain tax position is recorded as a reduction of the deferred tax asset related to these credits. The Company does not anticipate any material changes to unrecognized tax benefit within the next twelve months that will affect the effective tax rate.
The reconciliation of unrecognized tax benefits at the beginning and end of the year is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$(1,942)	$(1,072)	$(699)
Gross decrease (increase) related to prior year positions	86	(386)	—
Gross increase related to current year positions	(595)	(484)	(373)
Ending balance	$(2,451)	$(1,942)	$(1,072)
If recognized, the entire balance of unrecognized benefits at December 31, 2022, 2021, and 2020, would affect the effective tax rate on income from continuing operations.
The Company is subject to U.S. Federal income tax as well as to income tax of multiple state jurisdictions. The Company is subject to examination for tax years back to 2019 and 2018 for federal and state purposes, respectively, and its NOL’s dating back to 2009 are subject to adjustment by the taxing authorities if claimed on a future tax tiling for which the statute remain open to examination.

As of December 31, 2022, the Company had no outstanding tax audits.
Note 11 – Related Party Transactions
On May 31, 2018, the Company entered into an Advisory Services Agreement with Thoma Bravo, a private equity firm, that owns the majority of the Company through private equity funds managed by the firm. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $0.0 million, $1.2 million and $2.1 million, respectively, in general and administrative expenses on the accompanying consolidated statements of operations for management and advisory fees. The Advisory Services Agreement was terminated upon completion of the IPO.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
During the years ended December 31, 2022, 2021, and 2020, the Company recorded $1.7 million, $1.6 million, and $1.1 million respectively, in cost of revenues for third party expenses with a Thoma Bravo affiliated company. As of December 31, 2022, the Company had prepaid expenses of $0.0 million, accounts payable of $0.0 million, and accrued liabilities of $0.3 million with a Thoma Bravo affiliated company. As of December 31, 2021, the Company had prepaid expenses of $0.1 million, accounts payable of $0.2 million, and accrued liabilities of $0.2 million with a Thoma Bravo affiliated company.
The Company had one leased property from a related party that expired in December 2022. Rental expense for this property totaled $0.7 million, $0.9 million, and $0.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Note 12 – Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Basic and diluted net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$1,294	$(30,940)	$(25,260)
Denominator:
Weighted average common stock outstanding:
Basic	80,454,356	63,813,770	51,153,041
Diluted	82,403,679	63,813,770	51,153,041
Net income (loss) per share:
Basic	$0.02	$(0.48)	$(0.49)
Diluted	0.02	(0.48)	$(0.49)
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the year ended December 31, 2022 is as follows:

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Year Ended December 31,
2022
Weighted average shares outstanding for basic earnings per share	80,454,356
Effect of dilutive securities:
Options outstanding, unexercised	1,660,412
RSAs unvested	188,241
RSUs unvested	94,332
Purchase rights committed under the ESPP	6,338
Weighted average shares outstanding for diluted earnings per share	82,403,679

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their impact would have been anti-dilutive for the periods presented:

	As of December 31,
	2022	2021	2020
Options to purchase common stock outstanding, unexercised	1,909,223	4,256,812	3,169,696
Restricted stock awards, unvested	—	691,270	2,700,948
Restricted stock units, unvested	743,602	1,073,529	—
Purchase rights committed under the ESPP	6,338	—	—
Total	2,659,163	6,021,611	5,870,644
Note 13 – Business Combinations
Acquisition of OpenClose
On November 4, 2022, the Company acquired all of the outstanding stock of Beanstalk Networks L.L.C. doing business as OpenClose (“OpenClose”) for cash consideration of $63.1 million. In connection with the acquisition, the Company incurred $1.9 million in acquisition related costs. The acquisition was funded by the Company’s available cash. OpenClose is based out of West Palm Beach, Florida, and provides mortgage lending technology, with a particular focus on supporting depository institutions. The acquisition is expected to improve the company’s existing lending platform and improve our offerings for depository institutions. The acquisition is accounted for using the acquisition method of accounting whereby the acquired assets and liabilities will be recorded at their respective fair values and added to those of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.
Results of operations of OpenClose have been included in the operations of the Company beginning with the closing date of the acquisition. Revenue and net income attributable to OpenClose was $2.5 million and $0.2 million, respectively, for the period ended December 31, 2022.
The table below summarizes the allocation of the purchase price of OpenClose based on the estimated fair value of the assets acquired and the liabilities assumed (in thousands):

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Assets acquired:
Cash and cash equivalents	$1,261
Accounts receivable	830
Prepaid expenses and other current assets	61
Goodwill	37,038
Intangible assets	29,600
Total assets acquired	68,790
Liabilities assumed:
Accounts payable	133
Accrued compensation and benefits	2,623
Accrued expenses	2,341
Deferred revenue	603
Total liabilities assumed	5,700
Fair value of assets acquired and liabilities assumed	$63,090
As of December 31, 2022, the Company is still finalizing the provisional purchase price allocation related to final working capital adjustments and income tax effects. The goodwill recognized is attributable to an increased customer base and expanded service capabilities. The OpenClose acquisition is treated as an asset purchase for income tax purposes; therefore, of the goodwill recorded, $37.0 million is considered deductible for income tax purposes.
The fair value of the separately identifiable finite-lived intangible assets acquired and estimated useful lives are as follows (in thousands, except years):

	Estimated Fair Values	Weighted Average Amortization Life (years)
Customer relationships	$14,200	10.0
Developed technology	9,800	10.0
Trademarks	700	5.0
Non-competition agreements	4,900	5.0
Total acquisition-related intangible assets	$29,600	9.0
The fair value estimates for intangible assets include significant assumptions in the prospective financial information, such as revenue growth and discount rates. The fair value of the intangible assets was primarily based on the income approach using various methods such as the relief from royalty, with-or-without, and excess earnings methods.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Acquisition of StreetShares
On April 1, 2022, the Company acquired all of the outstanding stock of StreetShares, Inc. (“StreetShares”) for cash consideration of $28.0 million, $30.0 million in escrow for a contingent earnout that expires April 1, 2023, subject to adjustment as defined in the purchase agreement, and $1.6 million in acquisition costs. The $30.0 million is considered contingent consideration and accounted for separate from the business combination accounting. The acquisition was funded by the Company’s available cash. StreetShares is based out of Reston, VA, and is a financial technology company that provides digital small business lending technology to banks and credit unions. The acquisition is expected to strengthen the Company’s existing lending platform and accelerate the Company’s small business lending capabilities. The acquisition is accounted for using the acquisition method of accounting whereby the acquired assets and liabilities are recorded at their respective fair values and added to those of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.
Results of operations of StreetShares have been included in the operations of the Company beginning with the closing date of the acquisition. Revenue and net loss attributable to StreetShares was $2.9 million and $4.1 million, respectively, for the period ended December 31, 2022.
The table below summarizes the allocation of the purchase price of StreetShares based on the estimated fair value of the assets acquired and the liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$1,580
Restricted cash (1)	3,265
Accounts receivable	157
Prepaid expenses and other current assets	561
Property and equipment	142
Right of use assets	613
Deferred tax asset	11,558
Goodwill	6,820
Intangible assets	12,400
Other assets	83
Total assets acquired	37,179
Liabilities assumed:
Accounts payable	368
Accrued compensation and benefits	3,585
Accrued expenses	738
Contingent earnout	162
Notes payable to Regulation A+ investors (1)	3,265
Deferred revenue	854
Other long-term liabilities	225
Total liabilities assumed	9,197
Fair value of assets acquired and liabilities assumed	$27,982
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
During the year ended December 31, 2022, the Company completed measurement period adjustments related to the fair value of identifiable intangible assets and final working capital adjustment, resulting in a reduction to the fair values of customer relationships and developed technology by $1.9 million and $1.5 million, respectively, an increase in deferred tax assets of $1.1 million, and an increase in goodwill of $2.3 million. The final working capital adjustment amounted to approximately $0.1 million being paid by the Company to the sellers of StreetShares. The working capital adjustment was settled in September 2022 and resulted in a corresponding adjustment to prepaid expenses and other current assets.

As of December 31, 2022, the Company is still finalizing the provisional purchase price allocation related to income tax effects. The goodwill recognized is attributable to the Company’s expected acceleration of its small business lending service capabilities. The StreetShares acquisition is treated as a stock purchase for income tax purposes; therefore, of the goodwill recorded, none is considered deductible for income tax purposes.
The fair value of the separately identifiable finite-lived intangible assets acquired and estimated useful lives are as follows (in thousands, except years):

	Estimated Fair Values	Weighted Average Amortization Life (years)
Customer relationships	$500	5.0
Developed technology	11,800	10.0
Trademarks	100	2.0
Total acquisition-related intangible assets	$12,400	9.7
The fair value estimates for intangible assets include significant assumptions in the prospective financial information, such as revenue growth and discount rates. The fair value of the intangible assets was primarily based on the income approach using various methods such as the relief from royalty, with-or-without, and excess earnings methods. In Q4 2022, the Company updated its forecast assumptions used in the StreetShares purchase price allocation, resulting in a reduction to the estimated operating income projected in future years. The Company considered this change in forecast assumptions to be a possible indicator of impairment and therefore tested the StreetShares intangible asset group for recoverability by comparing the remaining undiscounted cash flows to the carrying value of the intangible assets. Based on the outcome of that test, the Company determined the remaining undiscounted cash flows were significantly higher than the carrying value of the intangible asset group and no impairment was necessary. The Company will continue to monitor changes in forecast assumptions, for similar impairment triggers in the future.
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
The contingent earnout liability is recorded in accrued liabilities on the Company’s consolidated balance sheets. Changes to the fair value are recorded as an adjustment to general and administrative expenses on the consolidated statements of

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
operations. The fair value of the contingent earnout liability was $0.0 million as of December 31, 2022 and $0.2 million as of April 1, 2022.

Acquisition of Saylent
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
Results of operations of Saylent have been included in the operations of the Company beginning with the closing date of the acquisition. The acquisition was immaterial to the Company’s operating results as a whole.
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
During the year ended December 31, 2022, the Company finalized the provisional price allocation for income tax effects, resulting in a decrease of $0.2 million to goodwill and the corresponding deferred tax liability.
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
Acquisition of TazWorks
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
Acquisition of TCI.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Pro Forma Financial Information (Unaudited)
The pro forma statements of operations data for the years ended December 31, 2022 and 2021, give effect to the OpenClose acquisition, described above, as if it had occurred at January 1, 2021. These amounts have been calculated after adjusting the operating results of OpenClose for the following primary items: (1) additional intangible amortization from the transaction, (2) acquisition-related expenses incurred, and (3) the related tax effects of the above adjustments. For the years ended December 31, 2022 and 2021 pro forma revenue was $300.2 million and $279.7 million, respectively. Pro forma earnings reflect net losses of $0.4 million and $14.7 million for the years ended December 31, 2022 and 2021, respectively.
The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 2021, or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

Pro forma information for the Saylent and StreetShares acquisitions is not provided because their historical operating results were not material to the Company’s consolidated results of operations.
Goodwill Rollforward
A rollforward of the Company’s goodwill balance for the years ending December 31, 2021 and December 31, 2022 is as follows:

	Year Ended December 31,
	2022	2021
Beginning balance	$564,799	$542,965
OpenClose acquisition	37,038	—
StreetShares acquisition	6,820	—
Saylent acquisition	—	22,036
Adjustments to Saylent acquisition date fair value	—	(249)
Adjustments to TazWorks acquisition date fair value	—	47
Ending balance	$608,657	$564,799
Note 14 – Employee Benefits
The Company has a retirement savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may make elective deferrals which are matched up to specified limits by the Company. Employer matching contributions for the years ended December 31, 2022, 2021, and 2020 were $1.4 million, $1.3 million, and $0.8 million, respectively.
Note 15 – Subsequent Events
Restructuring Plan
In February 2023, the Company’s board of directors authorized a restructuring plan (the “Restructuring Plan”) that is designed to consolidate the Company’s functions and investments to prioritize customer-centric areas of the Company’s organization, align teams with the Company’s highest business priorities, and improve efficiencies. The Restructuring Plan includes a reduction of the Company’s current workforce by approximately 9%.

The Company estimates that it will incur charges of approximately $2.5 million to $3.5 million in connection with the Plan, consisting primarily of cash expenditures and relating to employee severance payments, employee benefits, and employee transition costs.

The actions associated with the workforce reduction under the Plan are expected to be substantially complete by the end of the first quarter of 2023, subject to local law and consultation requirements.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The estimates of the charges and expenditures that the Company expects to incur in connection with the Plan, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ from the estimates discussed above.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control - integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of December 31, 2022, our internal controls over financial reporting are effective based on these criteria.
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an emerging growth company pursuant to the provisions of the Jumpstart Our Business Startups Act.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by Part III, Item 10, will be included in our Definitive Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by Part III, Item 11, will be included in our Definitive Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information required by Part III, Item 12, will be included in our Definitive Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Part III, Item 13, will be included in our Definitive Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by Part III, Item 14, will be included in our Definitive Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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
Item 16. Form 10-K Summary
None.

Exhibit Index

Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Registrant.	10-Q	3.1	September 7, 2021

3.2	Bylaws of the Registrant.	S-1	3.3	April 30, 2021

4.1	Specimen Common Stock Certificate.	S-1	4.1	April 30, 2021

4.2	Registration Rights Agreement, dated May 31, 2018, by and among the Registrant and certain of its shareholders.	S-1	4.2	April 30, 2021

4.3	Description of Securities.	10-K	4.3	March 10, 2022

10.1†	2021 Stock Option and Incentive Plan, as amended, and forms of award agreements thereunder.	—	—	Filed herewith

10.2†	2021 Employee Stock Purchase Plan.	S-1/A	10.2	July 19, 2021

10.3†	Non-Employee Director Compensation Policy.	S-1/A	10.3	July 19, 2021

10.4†	Senior Executive Cash Incentive Bonus Plan.	S-1	10.4	April 30, 2021

10.5†	Forms of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	10.5	April 30, 2021

10.6†	Executive Officer Employment Agreement, as amended, by and between the registrant and Nicolaas Vlok.	—	—	Filed herewith

10.7†	Executive Officer Employment Agreement, by and between the registrant and Chad Martin.	S-1	10.7	April 30, 2021

10.8†	Executive Officer Employment Agreement, by and between the registrant and Timothy Nguyen.	S-1	10.8	April 30, 2021

10.9†	Executive Officer Employment Agreement, by and between the registrant and Alan Arnold.	S-1	10.9	April 30, 2021

10.10	Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and Antares Capital LP, dated as of May 31, 2018.	S-1	10.10	April 30, 2021

10.11	Amendment No. 1 to Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and Antares Capital LP, dated as of July 3, 2018.	S-1	10.11	April 30, 2021

10.12	Second Amendment and Incremental Facility Amendment to Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., the Incremental Term Loan Lenders (as defined therein), Professional Credit Reporting, Inc., ML East Acquisition Subsidiary, Inc., and Antares Capital LP, dated as of December 21, 2018.	S-1	10.12	April 30, 2021

10.13	Amendment No. 3 to Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and Antares Capital LP, dated as of June 27, 2019.	S-1	10.13	April 30, 2021

10.14	Fourth Amendment and Incremental Facility Amendment to Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., the Incremental Term Loan Lenders (as defined therein), Professional Credit Reporting, Inc., ML East Acquisition Subsidiary, Inc., and Antares Capital LP, dated as of October 7, 2019.	S-1	10.14	April 30, 2021

10.15	Fifth Amendment and Incremental Facility Amendment to Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., the Incremental Term Loan Lenders (as defined therein), Professional Credit Reporting, Inc., ML East Acquisition Subsidiary, Inc., and Antares Capital LP, dated as of January 12, 2021.	S-1	10.15	April 30, 2021

10.16	Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., the other lenders party thereto, and DBD Credit Funding LLC, dated as of May 31, 2018.	S-1	10.16	April 30, 2021

10.17	Amendment No. 1 to Senior Secured Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and DBD Credit Funding LLC, dated as of July 3, 2018.	S-1	10.17	April 30, 2021

10.18	Amendment No. 2 to Senior Secured Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and DBD Credit Funding LLC, dated as of June 27, 2019.	S-1	10.18	April 30, 2021

10.19	Amendment No. 3 to Senior Secured Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and DBD Credit Funding LLC, dated as of October 7, 2019.	S-1	10.19	April 30, 2021

10.20	Amendment No. 4 to Senior Secured Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and DBD Credit Funding LLC, dated as of January 12, 2021.	S-1	10.20	April 30, 2021

10.21	Standard Industrial/Commercial Single-Lessee Lease – Net by and between the registrant and MLink Enterprise, LLC, dated as of November 30, 2012.	S-1	10.21	April 30, 2021

10.22	First Amendment to Lease Agreement by and between the registrant and MLink Enterprise, LLC, dated as of March 23, 2018.	S-1	10.22	April 30, 2021

10.23	Office Sublease by and between MeridianLink, Inc. and Profit Recovery Partners, LLC, dated as of March 24, 2021.	S-1/A	10.23	July 19, 2021

10.24	First Amendment to Office Sublease by and between MeridianLink, Inc. and Profit Recovery Partners, LLC, dated as of April 21, 2021.	S-1/A	10.24	July 19, 2021

10.25	Credit Agreement, dated as of November 10, 2021, by and among MeridianLink, Inc., ML California Sub, Inc, the other lenders party thereto, and Bank of America, N.A.	8-K	10.1	November 10, 2021

10.26†	Amendment No. 1 to Employment Agreement, by and between the MeridianLink, Inc., ML California Sub, Inc, and Timothy Nguyen, dated as of December 23, 2021.	8-K	10.1	December 23, 2021

10.27†	Transition Agreement by and between the Registrant and Chad Martin, dated as of May 24, 2022.	8-K	10.1	May 25, 2022

10.28†	Employment Agreement, as amended, by and between the Registrant and Sean Blitchok.	—	—	Filed herewith

10.29†	Amended and Restated Employment Agreement, as amended, by and between the Registrant and Chris Maloof.	—	—	Filed herewith

10.30†	Transition Agreement by and between the Registrant and Alan Arnold, dated as of January 9, 2023.	8-K	10.1	January 10, 2023

21.1	Subsidiaries of the Registrant.	—	—	Filed herewith

23.1	Consent of BDO USA, LLP.	—	—	Filed herewith

24.1	Power of Attorney (included on signature page hereto).	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	Filed herewith
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

MERIDIANLINK, INC.

Dated: March 9, 2023	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of MeridianLink, Inc., hereby and severally constitute and appoint Nicolaas Vlok, Sean Blitchok, and Kayla Dailey and each of them singly, our true and lawful attorneys, with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person and hereby ratifying and confirming all that said attorneys and each of them, or their substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicolaas Vlok	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2023
Nicolaas Vlok

/s/ Sean Blitchok	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2023
Sean Blitchok

/s/ Paul Zuber	Chairman of the Board of Directors	March 9, 2023
Paul Zuber

/s/ A.J. Jangalapalli	Director	March 9, 2023
A.J. Jangalapalli

/s/ Pam Murphy	Director	March 9, 2023
Pam Murphy

/s/ Timothy Nguyen	Chief Strategy Officer and Director	March 9, 2023
Timothy Nguyen

/s/ Reema Poddar	Director	March 9, 2023
Reema Poddar

/s/ A.J. Rohde	Director	March 9, 2023
A.J. Rohde

/s/ Mark Sachleben	Director	March 9, 2023
Mark Sachleben

/s/ Duston Williams	Director	March 9, 2023
Duston Williams

/s/ Yael Zheng	Director	March 9, 2023
Yael Zheng