Form 10-Q
period 2023-03-31
MeridianLink, Inc.
filed 2023-05-02
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of April 26, 2023 there were 80,645,366 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MeridianLink, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
MERIDIANLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	As of
	March 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$77,796	$55,780
Accounts receivable, net	37,401	32,905
Prepaid expenses and other current assets	10,798	9,447
Escrow deposit	30,000	30,000
Total current assets	155,995	128,132
Property and equipment, net	3,891	4,245
Right of use assets	1,929	2,185
Intangible assets, net	285,412	297,475
Deferred tax assets, net	14,893	13,939
Goodwill	608,902	608,657
Other assets	4,784	4,524
Total assets	$1,075,806	$1,059,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,986	$1,249
Accrued liabilities	34,102	32,500
Deferred revenue	34,090	16,945
Current portion of long-term debt, net of debt issuance costs	3,506	3,505
Total current liabilities	75,684	54,199
Long-term debt, net of debt issuance costs	422,526	423,404
Long-term deferred revenue	992	1,141
Other long-term liabilities	1,165	1,322
Total liabilities	500,367	480,066
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 80,636,894 and 80,644,452 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	132	128
Additional paid-in capital	626,905	621,396
Accumulated deficit	(51,598)	(42,433)
Total stockholders’ equity	575,439	579,091
Total liabilities and stockholders’ equity	$1,075,806	$1,059,157
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues, net	$77,135	$72,754
Cost of revenues:
Subscription and services	23,501	21,104
Amortization of developed technology	4,454	3,434
Total cost of revenues	27,955	24,538
Gross profit	49,180	48,216
Operating expenses:
General and administrative	22,555	18,187
Research and development	13,812	8,409
Sales and marketing	8,213	4,743
Acquisition related costs	—	2,283
Restructuring related costs	2,904	—
Total operating expenses	47,484	33,622
Operating (loss) income	1,696	14,594
Other (income) expense, net:
Other income	(470)	(163)
Interest expense, net	9,031	4,358
Total other expense, net	8,561	4,195
(Loss) income before (benefit from) provision for income taxes	(6,865)	10,399

(Benefit from) provision for income taxes	(1,199)	2,920
Net (loss) income	$(5,666)	$7,479

Net (loss) income per share:
Basic	$(0.07)	$0.09
Diluted	$(0.07)	$0.09
Weighted average common stock outstanding:
Basic	80,659,978	79,974,071
Diluted	80,659,978	82,228,936
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	80,644,452	$128	$621,396	$(42,433)	$579,091
Vesting of restricted stock awards	59,558	4	—	—	4
Vesting of restricted stock units	65,770	—	—	—	—
Issuance of common stock due to exercise of stock options	97,412	—	594	—	594
Shares withheld related to net share settlement of restricted stock units	(1,769)	—	(24)	—	(24)
Repurchases of common stock	(228,529)	—	—	(3,499)	(3,499)
Share-based compensation expense	—	—	4,939	—	4,939
Net loss	—	—	—	(5,666)	(5,666)
Balance at March 31, 2023	80,636,894	$132	$626,905	$(51,598)	$575,439

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	79,734,984	$88	$596,542	$(40,352)	$556,278
Vesting of restricted stock awards	484,401	32	—	—	32
Vesting of restricted stock units	76,937	—	—	—	—
Issuance of common stock due to exercise of stock options	28,909	—	179	—	179
Share-based compensation expense	—	—	3,887	—	3,887
Net income	—	—	—	7,479	7,479
Balance at March 31, 2022	80,325,231	$120	$600,608	$(32,873)	$567,855
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(5,666)	$7,479
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,531	12,905
Provision for expected credit losses	532	—
Amortization of debt issuance costs	235	484
Share-based compensation expense	4,891	3,808
Loss on disposal of fixed assets	—	135
Deferred income taxes	(1,198)	2,679
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,028)	(7,248)
Prepaid expenses and other assets	(1,636)	(460)
Accounts payable	2,717	301
Accrued liabilities	1,706	194
Deferred revenue	16,997	14,586
Net cash provided by operating activities	28,081	34,863
Cash flows from investing activities:
Capitalized software additions	(1,924)	(1,522)
Purchases of property and equipment	(134)	(419)
Net cash used in investing activities	(2,058)	(1,941)
Cash flows from financing activities:
Repurchases of common stock	(3,490)	—
Proceeds from exercise of stock options	594	179
Taxes paid related to net share settlement of RSUs	(24)	—
Principal payments of long-term debt	(1,087)	—
Net cash (used in) provided by financing activities	(4,007)	179
Net increase in cash and cash equivalents	22,016	33,101
Cash and cash equivalents, beginning of period	55,780	113,645
Cash and cash equivalents, end of period	$77,796	$146,746

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,019	$3,869
Cash paid for income taxes	50	44
Non-cash investing and financing activities:
Purchase price allocation adjustment related to income tax effects for StreetShares acquisition	245	—
Purchases of property and equipment included in accounts payable and accrued expenses	79	—
Share-based compensation expense capitalized to software additions	48	79
Excise taxes payable included in repurchases of common stock	9	—
Vesting of RSAs and RSUs	4	32
Initial recognition of operating lease liability	—	3,372
Initial recognition of operating lease right-of-use asset	—	2,627
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
Note 2 – Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or the consolidated balance sheets.

The interim condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2023, and its consolidated results of operations and cash flows for the three months ended March 31, 2023 and 2022. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three months ended March 31, 2023 and 2022, are also unaudited. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 9, 2023.
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition including determining the nature and timing of satisfaction of performance obligations and variable consideration; allowance for credit losses; share-based compensation; the fair value of acquired intangibles; the capitalization of software development costs; the useful lives of long-lived intangible assets; impairment of goodwill and long-lived assets; and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, “Significant Accounting Policies” in the Company’s Annual Report. There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report that have had a material impact on its condensed consolidated financial statements and related notes, except for updates resulting from the adoption of ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)” which is discussed in more detail within Note 3, “Revenue Recognition.”
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
ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”
Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company adopted this guidance effective January 1, 2023, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.
Recent Accounting Pronouncements Not Yet Adopted
ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
ASU 2020-04 provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates, such as the London Inter-Bank Offered Rate (LIBOR), which regulators in the United Kingdom are currently phasing out. The expedients and exceptions provided by ASU 2020-04 are for the application of U.S. GAAP to contracts, hedging relationships, and other transactions affected by the rate reform. Companies can apply the ASU immediately, however, the guidance will only be available for a limited time. In December 2022, the FASB issued ASU 2022-06 which deferred the sunset date from December 31, 2022 to December 31, 2024, after which companies will no longer be permitted to apply the transition relief. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 3 – Revenue Recognition
Disaggregation of Revenue
The following table disaggregates the Company’s net revenues by solution type (in thousands):

	Three Months Ended March 31,
	2023	2022
Lending Software Solutions	$58,001	$49,167
Data Verification Software Solutions	19,134	23,587
Total	$77,135	$72,754
Lending Software Solutions accounted for 75%, and 68% of total revenues for the three months ended March 31, 2023 and 2022, respectively. Data Verification Software Solutions accounted for 25% and 32% of total revenues for the three months ended March 31, 2023 and 2022 respectively.
The following table disaggregates the Company’s net revenues by major source (in thousands):

	Three Months Ended March 31,
	2023	2022
Subscription fees	$66,405	$63,469
Professional services	8,435	7,112
Other	2,295	2,173
Total revenues	$77,135	$72,754
Deferred Revenue
The changes in the Company’s deferred revenue as of March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Deferred revenue, beginning balance	$18,086	$14,707
Billing of transaction consideration	94,131	87,340
Revenue recognized	(77,135)	(72,754)
Deferred revenue, ending balance	$35,082	$29,293
Deferred revenue, current	$34,090	$29,293
Long-term deferred revenue	992	—
Total deferred revenue	$35,082	$29,293

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table represents the changes in contract cost assets (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$6,539	$5,835
Additions	1,151	607
Amortization	(747)	(554)
Ending balance	$6,943	$5,888
Contract cost assets, current	$3,196	$2,572
Contract cost assets, noncurrent	3,747	3,316
Total deferred contract cost assets	$6,943	$5,888
Accounts Receivable and Allowance for Credit Losses
Effective January 1, 2023, the Company adopted the requirements of ASU 2016-13-Credit Loses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) using a modified retrospective method of adoption. The Standard replaces the existing incurred credit loss model with the current expected credit losses model for financial instruments, including accounts receivable.
The Company’s accounts receivable includes billed and unbilled receivables, net of an allowance for credit losses. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The Company recognizes an allowance for credit losses on accounts receivable in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and estimated future conditions, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.
The Company assesses collectability by pooling receivables where similar characteristics exist and evaluates receivables individually when specific customer balances no longer share those risk characteristics and are considered at risk or uncollectible. The expense associated with the allowance for expected credit losses is recognized in general and administrative expenses.
A rollforward of the Company’s allowance for expected credit losses balance for the three months ended March 31, 2023 is as follows:

Three Months Ended March 31, 2023
Allowance for doubtful accounts, December 31, 2022	$165
Impact of adopting ASU 2016-13	—
Allowance for expected credit losses, January 1, 2023	165
Provision for expected credit losses	532
Write offs, net	(33)
Allowance for expected credit losses, March 31, 2023	$664

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 4 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Prepaid expenses	$6,994	$6,069
Contract cost assets – current	3,196	2,938
Other	608	440
Total prepaid expenses and other current assets	$10,798	$9,447
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Computer equipment and software	$7,987	$7,854
Leasehold improvements	2,732	2,732
Office equipment and furniture	986	978
Total	11,705	11,564
Less: Accumulated depreciation	(7,814)	(7,319)
Property and equipment, net	$3,891	$4,245
Depreciation expense amounted to $0.5 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. The Company disposed of office furniture that resulted in a loss of $0.1 million for the three months ended March 31, 2022. The losses are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. There were no disposals of property and equipment for the three months ended March 31, 2023.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of March 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(140,845)	$202,455
Developed technology	96,400	(43,426)	52,974
Trademarks	24,975	(10,920)	14,055
Non-competition agreements	5,500	(1,008)	4,492
Capitalized software	21,416	(9,980)	11,436
Total intangible assets, net	$491,591	$(206,179)	$285,412

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

	As of December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(132,298)	$211,002
Developed technology	96,400	(40,360)	56,040
Trademarks	24,975	(10,205)	14,770
Non-competition agreements	5,500	(688)	4,812
Capitalized software	19,443	(8,592)	10,851
Total intangible assets, net	$489,618	$(192,143)	$297,475
The weighted average remaining useful lives for intangible assets at March 31, 2023 were as follows:

Weighted Average Remaining Useful Life
Customer relationships	5 years
Developed technology	4 years
Trademarks	5 years
Non-competition agreements	4 years
Capitalized software	3 years
Amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$4,454	$3,434
General and administrative expense	9,582	8,910
Total amortization expense	$14,036	$12,344
The estimated future amortization of intangible assets as of March 31, 2023 was as follows (in thousands):

Years ending December 31,
2023 (remaining nine months)	$41,133
2024	53,415
2025	47,535
2026	42,510
2027	42,052
2028	24,901
Thereafter	33,866
Total amortization expense	$285,412

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Accrued payroll and payroll-related expenses	$8,791	$9,836
Accrued costs of revenues	5,408	3,141
Sales tax liability from acquisitions	4,572	4,572
Accrued operating costs	4,352	4,016
Accrued bonuses	4,315	5,947
User conference	1,971	755
Lease liability - current	1,139	1,223
Income taxes payable	889	939
Other accrued expenses	2,665	2,071
Total accrued liabilities	$34,102	$32,500
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
Other Contractual Commitments
The Company’s contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription arrangements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of March 31, 2023 are as follows (in thousands):

Contractual Commitments
Years ending December 31,
2023 (remaining nine months)	$375
2024	395
2025	3,020
Total	$3,790

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 6 – Long-Term Debt
Long-term debt consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
2021 Term loan	$430,650	$431,738
Debt issuance costs	(4,618)	(4,829)
Total debt, net	426,032	426,909
Less: Current portion of long-term debt
2021 Term loan	4,350	4,350
Debt issuance costs	(844)	(845)
Total current portion of long-term debt, net	3,506	3,505
Total non-current portion of long-term debt, net	$422,526	$423,404
Amortization of deferred financing fees was $0.2 million and $0.5 million for the three months ended March 31, 2023 and 2022 respectively. Total interest expense, excluding amortization of deferred financing fees, was $8.9 million and $3.9 million, for the three months ended March 31, 2023 and 2022, respectively.
2021 Credit Agreement
On November 10, 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), which provides for a term loan facility (the “2021 Term Loan”) in an aggregate principal amount of $435.0 million, and a revolving credit facility (the “2021 Revolving Credit Facility”) in an aggregate principal amount of $50.0 million, inclusive of a $10.0 million letter of credit sub-facility. The Company used the proceeds from the 2021 Term Loan to pay all outstanding amounts due under the Company’s previous 2018 First Lien plus certain fees and expenses. The 2021 Term Loan and 2021 Revolving Credit Facility mature on November 10, 2028 and November 10, 2026, respectively. The Company has not drawn on the 2021 Revolving Credit Facility as of March 31, 2023.
The obligations under the 2021 Credit Agreement are secured by a lien on substantially all tangible and intangible property of the Company, subject to customary exceptions, limitations, and exclusions from the collateral.
The 2021 Credit Agreement contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require the Company to satisfy a financial covenant, and restricts or limits the ability of the Company to grant or incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales, and declare dividends on its capital stock, subject in each case to certain customary exceptions. A failure to comply with certain covenants could permit the lenders to declare the 2021 Term Loan, and any then outstanding borrowings on the 2021 Revolving Credit Facility, together with accrued interest and fees thereon, to be immediately due and payable. The Company was in compliance with all financial covenants of the 2021 Credit Agreement at March 31, 2023.
2021 Term Loan
Borrowings under the 2021 Term Loan bear interest at a variable rate, elected by the Company, equal to the Base Rate (as defined in the 2021 Credit Agreement) or the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement), plus, an initial margin based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined by the 2021 Credit Agreement), which was 3.00% at March 31, 2023. Beginning in June 2022, the Company is required to make quarterly principal payments equal to 0.25% of the original principal, with the remainder due at maturity.
Debt issuance costs of $7.6 million were included as a reduction of the debt balance on the condensed consolidated balance sheets and are amortized into interest expense over the contractual life of the loans using the effective interest method. Included in the debt issuance costs were $4.8 million incurred in connection with the 2021 Term Loan, and $2.8 million carried forward from the Company’s previous 2018 First Lien. The Company recognized $0.2 million, and $0.5 million of amortization of debt issuance costs for the 2021 Term Loan during the three months ended March 31, 2023 and 2022, respectively. The effective interest rate on the 2021 Term Loan was 8.5% as of March 31, 2023.

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
The 2021 Revolving Credit Facility also requires a quarterly commitment fee based on the Company’s consolidated first lien net leverage ratio. As of March 31, 2023, the applicable rate was 0.5%, which was applied against the $50.0 million unused revolving credit facility balance.
Future Principal Payments
Future principal payments of long-term debt as of March 31, 2023 were as follows (in thousands):

Years ending December 31,
2023 (remaining nine months)	$3,263
2024	4,350
2025	4,350
2026	4,350
2027	4,350
Thereafter	409,987
Total	$430,650
Note 7 - Stockholders’ Equity
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

The Company retires the repurchased shares, which automatically return to the status of authorized but unissued shares of common stock. The cost of the repurchased shares, including commissions, fees, and excise taxes are recorded as an adjustment to retained earnings on the Company’s condensed consolidated balance sheets and statements of stockholders’ equity. During the three months ended March 31, 2023, the Company repurchased 228,529 shares of its common stock for $3.5 million, including commissions, fees, and excise taxes. As of March 31, 2023, there was a total of $68.1 million remaining for repurchase under the stock repurchase program.

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
Stock Options
A summary of stock option activity during the three months ended March 31, 2023 is as follows (in thousands, except options, price per option, and term amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding – January 1, 2023	4,739,783	$13.21	7.61	$19,855
Granted	—	—
Exercised	(97,412)	6.10
Forfeited	(143,087)	21.78
Outstanding – March 31, 2023	4,499,284	$13.09	7.34	$28,349
Vested and expected to vest in the future at March 31, 2023	4,499,284	13.09	7.34	28,349
Exercisable at March 31, 2023	2,951,792	$9.28	6.67	$27,428
The total fair value of options that vested during the three months ended March 31, 2023 and 2022 was $1.1 million and $1.5 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $0.9 million and $0.4 million, respectively.
The Company recognized $1.3 million and $1.4 million in share-based compensation expense related to time-based and performance-based stock options for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, performance-based options were probable of vesting and, therefore, were included as part of share-based compensation expense.
As of March 31, 2023, there was $14.1 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.56 years.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Restricted Stock Awards
The number of restricted stock awards (“RSAs”) that vested during the three months ended March 31, 2023 and 2022 was 59,558 and 484,401, respectively.

The liability balance as of March 31, 2023 and 2022, related to the unvested RSAs was $0.00 million and $0.01 million, respectively. As of March 31, 2023 and 2022, the number of unvested RSAs amounted to 4,051 and 183,741, respectively.
There were a total of 0 and 22,212 RSAs cancelled or forfeited during the three months ended March 31, 2023 and 2022, respectively.
The Company recognized $0.1 million and $0.1 million in share-based compensation expense related to the vesting of RSAs for the three months ended March 31, 2023 and 2022, respectively.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity during the three months ended March 31, 2023, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2023	3,111,831	$19.27
Granted	424,266	15.00
Vested	(65,770)	25.73
Forfeited	(258,916)	19.76
Non-vested – March 31, 2023	3,211,411	$18.53
As of March 31, 2023, 3,211,411 RSUs are expected to vest. The Company recognized $3.4 million and $2.2 million in share-based compensation expense related to RSUs for the three months ended March 31, 2023, and 2022, respectively.
As of March 31, 2023, there was $48.2 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.96 years.
Employee Stock Purchase Program
As of March 31, 2023, the Company has issued 127,700 shares of common stock pursuant to the 2021 Employee Stock Purchase Plan under its employee stock purchase program (“ESPP”). As of March 31, 2023, there was $0.1 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $0.1 million and $0.1 million of share-based compensation expense related to the ESPP for the three months ended March 31, 2023 and 2022, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Share-Based Compensation
Share-based compensation for share-based awards granted to participants has been recorded in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$853	$965
General and administrative	2,264	1,381
Research and development (1)	1,783	1,077
Sales and marketing	290	385
Restructuring related costs (2)	(299)	—
Total share-based compensation expense	$4,891	$3,808
______________
(1)Net of $0.1 million and $0.1 million additions to capitalized software on the Company’s condensed consolidated balance sheets during the three months ended March 31, 2023 and 2022, respectively.
(2)Relates to unvested stock compensation that was forfeited as part of the Restructuring Plan. See Note 12, “Restructuring.”
Note 9 – Income Taxes
In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. The Company’s provision for income taxes reflected an effective tax rate of 17% and 28% for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to R&D credits, state taxes, permanent unfavorable differences related to share-based compensation expense, certain employee remuneration under section 162(m) of the Internal Revenue Code, and other expected permanent differences. During the three months ended March 31, 2022, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to R&D credits, state taxes, permanent differences related to share-based compensation expense, and other expected permanent differences.
The Company has gross unrecognized tax benefits with respect to R&D credits of $3.1 million as of March 31, 2023 and $2.5 million as of December 31, 2022. Penalties and interest have been recorded on these liabilities as the credits have started to be utilized.
The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (l) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. Based on the evaluation of the evidence and sources of taxable income, the Company has determined that no valuation allowance is necessary as of March 31, 2023.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 10 – Related Party Transactions
The following table presents the impact of related party transactions on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$319	$472
General and administrative	248	207
Research and development	162	63
Sales and marketing	—	22
Total related party expenses	$729	$764
The following table presents the impact of related party transactions on the Company’s condensed consolidated balance sheets (in thousands):

	As of
	March 31, 2023	December 31, 2022
Prepaid assets	$156	$37
Total current assets	$156	$37

Accounts payable	$152	$30
Accrued liabilities	529	456
Total current liabilities	$681	$486
Note 11 – Net (Loss) Income Per Share
The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Basic and diluted net (loss) income per share
Numerator:
Net (loss) income attributable to common stockholders	$(5,666)	$7,479
Denominator:
Weighted average common stock outstanding:
Basic	80,659,978	79,974,071
Diluted	80,659,978	82,228,936
Net (loss) income per share:
Basic	$(0.07)	$0.09
Diluted	(0.07)	0.09
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows:

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

	Three Months Ended March 31,
	2023	2022
Weighted average shares outstanding for basic earnings per share	80,659,978	79,974,071
Effect of dilutive securities:
Options outstanding, unexercised	—	1,736,275
RSAs unvested	—	488,291
RSUs unvested	—	27,120
Purchase rights committed under the ESPP	—	3,179
Weighted average shares outstanding for diluted earnings per share	80,659,978	82,228,936
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net (loss) income per share attributable to common stockholders because their impact would have been anti-dilutive for the periods presented:

	As of March 31,
	2023	2022
Options to purchase common stock outstanding, unexercised	2,017,496	1,476,592
Restricted stock units, unvested	600,981	874,425
Total	2,618,477	2,351,017
Note 12 – Restructuring Activities
Restructuring Plan
In February 2023, the Company’s board of directors authorized a restructuring plan (the “Restructuring Plan”) that was designed to consolidate the Company’s functions and investments to prioritize customer-centric areas of the Company’s organization, align teams with the Company’s highest business priorities, and improve efficiencies. The Restructuring Plan included a reduction of the Company’s current workforce by 9%.

The Company estimated that it would incur charges of $2.5 million to $3.5 million in connection with the Restructuring Plan, consisting primarily of cash expenditures and relating to employee severance payments, employee benefits, and employee transition costs. Restructuring charges of $2.9 million for severance and related costs, net of $0.3 million previously vested stock based compensation, was recognized during the three months ended March 31, 2023, and is reflected in restructuring related costs on the Company’s condensed consolidated statements of operations. Accrued severance and related costs as of March 31, 2023 were $0.6 million. The Company expects to incur the remaining estimated restructuring related costs during the second quarter of 2023.
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
As of March 31, 2023, the Company is still finalizing the provisional purchase price allocation related to final working capital adjustments and income tax effects.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Pro Forma Financial Information
The pro forma statements of operations data for the three months ended March 31, 2022 give effect to the OpenClose acquisition, described above, as if it had occurred at January 1, 2021. These amounts have been calculated after adjusting the operating results of OpenClose for the following primary items: (1) additional intangible amortization from the transaction, (2) acquisition-related expenses incurred, and (3) the related tax effects of the above adjustments. For the three months ended March 31, 2022, pro forma revenue was $76.2 million, and pro forma earnings reflect net income of $6.4 million.
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
During the three months ended March 31, 2023, the Company completed the provisional purchase price allocation related to income tax effects, resulting in a reduction to the deferred tax asset and corresponding increase to goodwill in the amount of $0.2 million.
Pro forma information for the StreetShares acquisition is not provided because their historical operating results were not material to the Company’s consolidated results of operations.
Note 14 – Subsequent Events
Equity Grants
Pursuant to approval by the Company’s compensation committee and board of directors, in April 2023, the Company awarded $43.6 million service-based RSUs to its employees. Service-based RSUs generally vest over four years, subject to the participant’s continued service relationship with the Company through each such vesting date.

Special Note about Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. You should not rely upon forward-looking statements as predictions of future events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•the concentration of our customer base in the financial institution industry, and spending by financial institutions on cloud-based technology;
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
•economic and industry trends, including the impact of rising inflation rates on our customers and consumers generally;
•seasonal fluctuations in consumer borrowing trends and impact of changes in interest rates;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, or our 2022 Annual Report on Form 10-K, filed with the SEC on March 9, 2023. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on December 31. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
Overview
We are a leading provider of cloud-based software solutions for financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and credit reporting agencies, or CRAs. Financial institutions are undergoing digital transformation as they seek to transition business models, create new revenue streams, and increase customer engagement. We support our customers’ digital transformations by helping them create a superior consumer experience with our mission-critical loan origination system, or LOS, digital lending platform, data verification solutions, and data analytics. Our solutions allow our customers to meet their clients’ financial needs across the institution, which enables improved client acquisition and retention. Additionally, our solutions allow our customers to operate more efficiently by enabling automated loan decisioning and enhanced risk management.
The effective delivery and management of secure and advanced digital solutions in the complex and heavily regulated financial services industry requires significant resources, personnel, and expertise. We provide digital solutions that are designed to be highly configurable, scalable, and adaptable to the specific needs of our customers. We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers’ internal systems and third-party systems. Our multi-product platform, MeridianLink One, can be tailored to meet the needs of our customers as they digitally transform their organizations and adapt to changing business and consumer demands. Moreover, our expert consultants offer strategic guidance and customized solutions through our modular platform to help our customers more quickly reduce costs and increase revenue, efficiency, and satisfaction of their customers.

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
We have continuously invested in expanding and improving our solutions since they were first introduced more than two decades ago, and we intend to continue investing both organically and inorganically through acquisitions to expand our portfolio. We are focused on introducing new solutions and enhancing services and capabilities in areas including digital lending, data insights, and collections to further expand our reach into the consumer lending markets. In addition to developing our solutions organically, such as the combination of our capabilities to create our patented consumer debt optimization functionality, we may selectively pursue acquisitions, joint ventures, or other strategic transactions that provide additional capabilities or customers, or both. Acquisitions to date have included CRIF Lending Solutions, or CRIF, in June 2018, and Teledata Communications, Inc, or TCI, in November 2020. TCI is the creator of DecisionLender, a SaaS loan origination solution. We believe that with the addition of TCI, our position as a vendor of choice is enhanced among financial institutions seeking solutions to manage their needs from initiation of client relationships to facilitating the extension of credit to their clients. In December 2020, we acquired all of the assets of TazWorks, LLC, or TazWorks.. TazWorks provides software and data solutions to CRAs focused on the employment and tenant screening market, a market that is adjacent and complementary to our current solutions for credit-focused CRAs. In April 2021, we acquired Saylent, a data analytics and marketing solution that offers insights to financial institutions that help drive account and credit and debit card usage and enabled us to more rapidly bring to market our MeridianLink Engage product. In April 2022, we acquired StreetShares, Inc., or StreetShares,, a financial technology company that offers digital small business lending technology to banks and credit unions. The acquisition of StreetShares complements our existing lending platform and enhances our small business lending capabilities. In November 2022, we acquired Beanstalk Networks LLC doing business as OpenClose, or OpenClose, a leader in mortgage lending technology, with a particular focus on supporting depository institutions. This transaction is expected to improve our platform by providing additional advanced, more open, and more customer-friendly capabilities, particularly through our Point of Sale solution. In addition to improving our capabilities, this transaction is expected to present benefits of increased scale and help solidify our position in the market by allowing us to target additional sales to depository institutions.
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has had widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices (including in California where our corporate headquarters are located). Our focus remains on promoting employee health and safety, serving our customers, complying with regulations, and ensuring business continuity. While the impacts of the COVID-19 pandemic have not caused a material adverse financial impact to our business to date, the future impacts remain uncertain. The extent to which the COVID-19 pandemic, including any variants of the virus that have emerged, may impact our business going forward will depend on numerous evolving factors that we cannot reliably predict, including factors that may adversely impact business spending on technology, and customers’ ability to pay for our products and services on an ongoing basis. See Part I, Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.

Recent Developments
In February 2023, our board of directors authorized a restructuring plan, or the “Restructuring Plan”, that was designed to consolidate the Company’s functions and investments to prioritize customer-centric areas of the Company’s organization, align teams with the Company’s highest business priorities, and improve efficiencies. The Restructuring Plan included a reduction of our then-current workforce by approximately 9%.

We estimated that we would incur charges of $2.5 million to $3.5 million in connection with the Restructuring Plan, consisting primarily of cash expenditures and relating to employee severance payments, employee benefits, and employee transition costs. The majority of these costs were incurred during the three months ended March 31, 2023, totaling $2.9 million, and up to another $0.6 million is expected to be incurred during the second quarter of 2023.

The estimates of the charges and expenditures that we expect to incur in connection with the Restructuring Plan, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ from the estimates discussed above.
We may not be able to fully realize the benefits initially anticipated from the Restructuring Plan, and the expected costs may be greater than expected. See Part II, Item 1A. “Risk Factors” herein for further discussion on the impact and possible future impacts of the Restructuring Plan on our business.
Key Operating Measures
In addition to the GAAP measures described below in “—Components of Operating Results,” we monitor operating measures to evaluate growth trends, plan investments, and measure the effectiveness of our sales and marketing efforts. For a complete listing and definitions of our key operating metrics, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics” in our 2022 Annual Report on Form 10-K. There have been no material changes to the definitions of our key performance metrics during the three months ended March 31, 2023, other than the ARR Net Retention Rate, as described below.
ARR Net Retention Rate
Our ARR Net Retention Rate provides insight into growth in the usage of our solutions, sales of new solutions, and services into revenue generating entities during the current year and attrition. Our ARR Net Retention Rate is calculated by taking the annual recurring revenue, or ARR, recorded in the latest twelve-month measurement period for the cohort of revenue-generating entities in place throughout the entire prior twelve-month measurement period, and dividing the result by the cohort’s ARR recorded in the twelve-month period that is immediately prior to the beginning of the current measurement period.
During the three months ended March 31, 2023, we refined our methodology for calculating ARR Net Retention Rate to include the impact from cross-sell revenue streams. Under the refined methodology, the ARR Net Retention rate was 100% and 109% for the years ended December 31, 2022 and 2021, respectively. For the three months ended March 31, 2023 and 2022, the ARR Net Retention rate was 101% and 98%, respectively.

Using our prior calculation methodology, the ARR Net Retention rate was 96% and 103% for the years ended December 31, 2022 and 2021, respectively, and 97% and 96% for the three months ended March 31, 2023 and 2022, respectively.

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
We intend to continue to increase our investments in our implementation and customer support teams and technology infrastructure to serve our customers and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business.

Gross Profit and Gross Margin
Gross profit is revenues less cost of revenues, and gross margin is gross profit as a percentage of revenues. Gross profit has been, and will continue to be, affected by various factors, including the mix of our subscription fees, professional service and other revenues, the costs associated with our personnel, third-party vendors, and cloud-based hosting services, and the extent to which we expand our implementation and customer support services. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors. Our gross margin was 63.8% and 66.3% for the three months ended March 31, 2023 and 2022 respectively.
Operating Expenses
General and Administrative
General and administrative expenses consist primarily of allowance for credit losses, salaries and other personnel-related costs, including employee benefits, bonuses, and share-based compensation, of our administrative, finance and accounting, information systems, legal, and human resources employees. General and administrative expenses also include consulting and professional fees, insurance, franchise taxes, and travel.
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
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is subsequently determined that deferred tax assets would be more likely than not realized in the future, in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. After a review of the four sources of taxable income (as described above), and after consideration of our continuing cumulative income position, inclusive of impact from permanent differences, as of March 31, 2023, we have not recorded a valuation allowance on its deferred tax assets.
We have recorded an uncertain tax position with respect to our R&D credits. We have recorded an immaterial amount of penalties and interest as the credits have been fully utilized in certain jurisdictions, however almost all credits have no penalties or interest recorded as the credits have not yet been fully utilized, and therefore the uncertain tax position is recorded primarily as a reduction of the deferred tax asset related to these credits.

Results of Operations
Condensed Consolidated Statements of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and unit and per share and per unit amounts)	2023	2022
Revenues, net	$77,135	$72,754
Cost of revenues:
Subscription and services (1)	23,501	21,104
Amortization of developed technology	4,454	3,434
Total cost of revenues	27,955	24,538
Gross profit	49,180	48,216
Operating expenses:
General and administrative (1)	22,555	18,187
Research and development (1)	13,812	8,409
Sales and marketing (1)	8,213	4,743
Acquisition related costs	—	2,283
Restructuring related costs (1)	2,904	—
Total operating expenses	47,484	33,622
Operating (loss) income	1,696	14,594
Other (income) expense, net:
Other income	(470)	(163)
Interest expense, net	9,031	4,358
Total other expense, net	8,561	4,195
(Loss) income before (benefit from) provision for income taxes	(6,865)	10,399

(Benefit from) provision for income taxes	(1,199)	2,920
Net (loss) income	$(5,666)	$7,479

Net (loss) income per share:
Basic	$(0.07)	$0.09
Diluted	(0.07)	0.09
Weighted average common stock outstanding:
Basic	80,659,978	79,974,071
Diluted	80,659,978	82,228,936
______________
(1)Share-based compensation is as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$853	$965
General and administrative	2,264	1,381
Research and development, net of amounts capitalized	1,783	1,077
Sales and marketing	290	385
Forfeitures included in restructuring related costs	(299)	—
Total share-based compensation expense	$4,891	$3,808

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenues, net

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Revenues, net	$77,135	$72,754	$4,381	6%
Revenues increased $4.4 million, or 6% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. For the three months ended March 31, 2023, revenue from our Lending Software Solutions accounted for 12% of the growth compared to the three months ended March 31, 2022, driven primarily from new and ramping customers as well as volume and revenue increases from existing customers. Lending Software Solutions growth was partially offset by a decline in Data Verification Software Solutions revenue, which accounted for (6)% of the growth, driven primarily by the decline in mortgage refinance application volumes. For both of our solutions, we receive incremental revenues if customers exceed their minimum commitments for monthly transactions, which typically is based off of number of applications or closed and funded loans for Lending Software Solutions and credit, tenant, or employment verification reports for our Data Verification Software Solutions.

Cost of Revenues and Gross Profit
Subscription and services

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Subscription and services	$23,501	$21,104	$2,397	11%
Subscription and services cost of revenues increased $2.4 million, or 11%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was partially due to $2.1 million in additional cloud-based data storage costs, as well as a $1.7 million increase due to higher compensation and benefits spend, largely from additional employee headcount. The increase was partially offset by a $1.8 million decrease in third-party costs driven by lower Data Verification Software Solutions application volumes.
Amortization of Developed Technology

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Amortization of developed technology	$4,454	$3,434	$1,020	30%
Amortization of developed technology increased $1.0 million, or 30%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was due to increased amortization for internally developed software and additional amortization on developed technology from the acquisitions of StreetShares and OpenClose, which occurred in the second quarter of 2022 and fourth quarter of 2022, respectively.

Gross Profit

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Gross profit	$49,180	$48,216	$964	2%
Gross profit increased $1.0 million, or 2%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to an increase of revenues, partially offset by an increase in cost of revenues due to an increase in cloud-based data storage costs and increased personnel-related expenses from increased employee headcount.
Operating Expenses
General and Administrative

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
General and administrative	$22,555	$18,187	$4,368	24%
General and administrative expenses increased $4.4 million, or 24%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Share-based compensation increased $0.9 million due to more options and restricted stock units vesting in 2023 compared to 2022. Additionally, during the three months ended March 31, 2023, we increased our allowance for expected credit losses on our accounts receivable, resulting in a credit loss expense of $0.5 million. Amortization of intangible assets also increased, primarily related to additional amortization from the acquisitions of StreetShares and OpenClose. The remainder of the increase primarily relates to higher personnel-related expenses from increased employee headcount. Our Restructuring Plan was approved by the board in February 2023 and was mostly completed during the second half of March 2023. We anticipate personnel-related costs to reduce starting in the second quarter of 2023.
Research and Development

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Research and development	$13,812	$8,409	$5,403	64%
Research and development expenses increased $5.4 million, or 64%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to additional personnel-related expenses from increased employee and contractor headcount on our research and development teams.
Sales and Marketing

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Sales and marketing	$8,213	$4,743	$3,470	73%
Sales and marketing expenses increased $3.5 million, or 73%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to higher personnel-related expenses from increased headcount on our sales and marketing teams. In addition, capitalized commissions, net of amortization, increased $0.6 million for the three months ended March 31, 2023 compared to the same period in 2022.
Acquisition Related Costs

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Acquisition related costs	$—	$2,283	$(2,283)	(100)%
Acquisition related costs decreased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was due to costs directly related to the acquisition of StreetShares during the three months ended March 31, 2022, as well as additional professional services costs incurred while pursuing other strategic opportunities that were not repeated during the same period in 2023. There have been no acquisitions and no acquisition related costs for the three months ended March 31, 2023.

Restructuring Related Costs

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Restructuring related costs	$2,904	$—	$2,904	100%
Restructuring related costs are costs related to the Restructuring Plan that went into effect during the three months ended March 31, 2023. Restructuring related costs incurred during the three months ended March 31, 2023 were $2.9 million, primarily related to cash payments for severance, net of non-cash stock compensation forfeitures, and other termination-related costs. The total estimated expense for the Restructuring Plan is estimated to be between $2.5 and $3.5 million, with the remainder of the expense expected to be recognized in the second quarter of 2023. There were no restructuring related costs during the three months ended March 31, 2022.
Total Other Expense, net

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Total other expense, net	$8,561	$4,195	$4,366	104%
Total other expense, net increased $4.4 million, or 104%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was due to higher interest rates on our variable rate term loan during the three months ended March 31, 2023.
Provision for Income Taxes

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
(Benefit from) Provision for income taxes	$(1,199)	$2,920	$(4,119)	(141)%
Benefit from income taxes was $1.2 million for the three months ended March 31, 2023, compared to a provision for income taxes of $2.9 million for the three months ended March 31, 2022. The decrease in the (benefit from) provision for income taxes was primarily due to a decrease in earnings before income tax.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through cash flows from operations, long-term debt, and, concurrent with the completion of our IPO on July 30, 2021, through proceeds from the issuance of our common stock. In connection with our IPO, we sold 10.0 million shares of our common stock at a price of $26.00 per share, before underwriting discounts and commissions, which generated net proceeds to us of $242.1 million, after deducting $17.9 million in underwriting discounts and commissions and offering costs.
As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents of $77.8 million and unused capacity under our revolving line of credit of $50.0 million. As of March 31, 2023, $30.0 million was held in an escrow deposit account for a contingent earnout related to our StreetShares acquisition, which we expect to be released to us in full during the second quarter of 2023, after the end of the earnout period. Based upon our current levels of operations, we believe that our cash flows from operations along with our other sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.
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
One lease, which was with a related party, expired in December 2022, so there were no monthly payments during the three months ended March 31, 2023.. The monthly payments during the three months ended March 31, 2022, were $0.1 million.
Long-Term Debt
For a detailed description of our long-term debt, please see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Net cash provided by (used in):
Operating activities	$28,081	$34,863	$(6,782)	(19)%
Investing activities	(2,058)	(1,941)	(117)	6%
Financing activities	(4,007)	179	(4,186)	(2,339)%
Net increase in cash, cash equivalents	$22,016	$33,101	$(11,085)	33%
Cash Flows from Operating Activities
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, and payments to third-party vendors.
Operating cash flow is derived by adjusting our net (loss) income for non-cash operating items, such as depreciation and amortization, amortization of debt issuance costs, share-based compensation expense, deferred income taxes, loss on disposal of fixed assets, and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.
For the three months ended March 31, 2023, cash provided by operating activities was $28.1 million. Net loss was $5.7 million, adjusted by non-cash charges of $19.0 million and a decrease of $14.8 million related to operating assets and liabilities. The non-cash charges consist primarily of depreciation and amortization of $14.5 million, provision for expected credit losses of $0.5 million, share-based compensation of $4.9 million, and deferred income taxes of $1.2 million. Net cash outflows from changes in operating assets and liabilities of $14.8 million primarily consisted of increased accounts receivable of $5.0 million due to increased revenue and timing of cash receipts, increased prepaid expenses and other assets of $1.6 million, offset by increased accrued liabilities of $1.7 million, increased accounts payable of $2.7 million due to timing, and increased deferred revenue of $17.0 million.
For the three months ended March 31, 2022, cash provided by operating activities was $34.9 million. Net income was $7.5 million, adjusted by non-cash charges of $20.0 million and a decrease of $7.4 million related to operating assets and liabilities. The non-cash charges consist primarily of depreciation and amortization of $12.9 million, share-based compensation of $3.8 million, and deferred income taxes of $2.7 million. Net cash inflows from changes in operating assets and liabilities of $7.2 million primarily consisted of increased deferred revenue of $14.6 million, partially offset by increased accounts receivable of $7.2 million and an increase in prepaid expenses and other assets of $0.5 million.
Cash Flows from Investing Activities
Net cash used in investing activities of $2.1 million for the three months ended March 31, 2023, $1.9 million for capitalized software additions, and $0.1 million for purchases of property and equipment.
Net cash used in investing activities of $1.9 million for the three months ended March 31, 2022, consisted of $1.5 million for capitalized software additions and $0.4 million for purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities of $4.0 million for the three months ended March 31, 2023, consisted of $1.1 million of principal payments of long-term debt, and $3.5 million cash paid to repurchase our common stock, partially offset by $0.6 million of proceeds from the exercise of stock options. Principal repayments on our term loan started in June 2022 and are payable quarterly.
Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2022, consisted entirely of proceeds from the exercise of stock options.
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
Critical Accounting Policies and Significant Judgments and Estimates
There have been no material changes to our critical accounting policies and estimates since December 31, 2022, except for the updates resulting from the adoption of ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)” which are discussed in more detail within Note 2, “Significant Accounting Policies” and Note 3, “Revenue Recognition” in our unaudited condensed consolidated financial statements included in Part I, Item 1 included in this Quarterly Report on Form 10-Q.

For a full discussion of these estimates and policies, see “Critical Accounting Policies and Significant Judgments” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our exposures to market risk since December 31, 2022. For a full discussion of our exposures to market risks, see “Quantitative and Qualitative Disclosures about Market Risk” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Recently, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and portfolios of investment securities in the face of rapid interest rate increases. In March 2023, after being closed by their respective state authorities, the Federal Deposit Insurance Corporation took control of Silicon Valley Bank and Signature Bank due to liquidity concerns, and a number of other financial institutions experienced turbulence and a precipitous decline in market value. It is possible these conditions may persist, deteriorate or reoccur, and may negatively impact our results of operations and financial condition.
If any of our customers merge with or are acquired by other entities, such as financial institutions that have internally developed technology products or that are not our customers or use our software solutions less, we may lose business. Additionally, changes in management of our customers could result in delays or cancellations of the implementation of our software solutions. Consolidation within the financial services industry could also lead to fewer, but larger customers, who could may have increased bargaining power, which could lead to lower prices or more favorable terms for our customers. Our business may also be materially and adversely affected by weak economic conditions in the financial services industry generally. Any downturn in the financial services industry may cause our customers to reduce or delay their spending on technology or cloud-based financial products or to seek to terminate or renegotiate their contracts with us.
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
Our overall performance depends on economic conditions, which are beyond our control and may be difficult or impossible to forecast. The United States and other key international economies have experienced significant economic and market downturns and periods of uncertainty, including recently in connection with increasing interest rates, rising inflation, and the COVID-19 pandemic, and are likely to experience additional cyclical downturns from time to time, in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, inflation, fluctuations in interest rates, reduced corporate profitability, volatility in credit and equity markets, bankruptcies, and overall uncertainty. Macroeconomic developments can arise suddenly, as did the conditions associated with the COVID-19 pandemic and fluctuating rates of inflation, and the full impact can be difficult to predict. Adverse macroeconomic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher or fluctuating interest rates, high unemployment, and currency fluctuations have in the past and may in the future adversely impact the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase our software solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, or impact the demand for our customers’ services, any of which could adversely affect our results of operations. As a result, our operating results are sensitive to changes in macroeconomic conditions that impact our customers’ technology spending.
COVID-19 has impacted, and may continue to impact, our business operations, employees, customers, their clients, the industries in which our customers operate, partners, suppliers, and communities. We have taken certain measures, and will continue to implement applicable steps, to manage the evolving risks and uncertainties. We moved to a fully remote work-from-home work model in 2020 and plan to continue operating as remote-first. In 2022, we allowed travel for our employees based on business need and some on-site meetings, and, in May 2022, we conducted our first in-person user forum since the COVID-19 pandemic began, and we expect to hold in-person events in 2023, as well, including another user forum. In connection with in-person activity, we implemented safety precautions, including travel and in-person testing requirements.
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
As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing nature of attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for us to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm, as well as financial costs and regulatory action. We maintain cybersecurity insurance in the event of an information security or cyber incident, however, the coverage may not be sufficient to cover all financial losses. In these circumstances, it may be difficult or impossible to cure such a breach or compromise in order to prevent customers from potentially terminating their contracts with us. Furthermore, although our customer contracts typically include limitations on our potential liability, there can be no assurance that such limitations of liability would be adequate. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will be available on acceptable terms or in sufficient amounts to cover one or more claims or that our insurers will not deny or attempt to deny coverage as to any future claim. The successful assertion of one or more claims against us, the inadequacy or denial of coverage under our insurance policies, litigation to pursue claims under our policies, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could materially and adversely affect our business and results of operations.
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
Increasing our customer base and achieving broader market acceptance of our software solutions will depend on our ability to expand the abilities of our sales and marketing organizations to obtain new customers and sell additional solutions and services to existing customers. We believe there is significant competition for direct sales and marketing professionals with the skills and knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth will depend on our success in recruiting, training, and retaining a sufficient number of direct sales professionals. New hires require significant training and time before they become fully productive and may not become as productive as quickly as we anticipate. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenues they produce for a significant period of time. Our growth prospects will be harmed if our efforts to expand, train, and retain our direct sales team do not generate a corresponding significant increase in revenues. Additionally, if we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and software solutions, our business may be harmed, and our sales opportunities may be limited.
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
We have undertaken, and may undertake in the future, restructuring, reorganization, or other strategic changes in order to adapt our business to serve customers more effectively, align teams with the Company’s highest business priorities, achieve operating efficiencies, and realign our cost structure, including the Restructuring Plan approved in February 2023. Implementation of any restructuring plan may be costly and disruptive to our business, and we may not be able to obtain the anticipated cost savings, operational improvements, and estimated workforce reductions within the projected timing or at all. Further, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale, and/or key or other retention issues during transitional periods. Restructuring can require a significant amount of time and focus, which may divert attention from operating and growing our business. For more information about our Restructuring Plan, see Note 12 to our Consolidated Financial Statements in Item 1.
We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, finance, creative, and sales and marketing personnel. Moreover, we believe that our future success is highly dependent on the contributions of our executive officers. All of our officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our software solutions and harm the market’s perception of us. The workforce reduction we implemented as part of our Restructuring Plan may also adversely impact our ability to attract, integrate, retain, and motivate highly qualified employees, and may harm our reputation with current or prospective employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing sales, operational, and managerial requirements, or may be required to pay increased compensation in order to do so. Furthermore, although we believe a remote-first work model will help us attract and retain talent across a broad geographic base, a remote work environment could, among other things, negatively impact company culture, employee morale, and productivity, inhibit our ability to hire and train new employees, and impede our ability to support customers at the levels they expect. If we are unable to attract and retain the qualified personnel we need to succeed, our business will suffer.
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

Our indirect, wholly-owned subsidiary, Professional Credit Reporting, Inc., functions as a consumer reporting agency and, as a result, is subject to rules and regulations applicable to consumer reporting agencies, such as the FCRA. In addition, with our acquisition of the assets of TazWorks and MeridianLink Wholesale Data, LLC, doing business as Trade House Data, we may have additional exposure to FCRA as a wholesale data furnisher of certain background screening pointer data. Other than these exposures to FCRA, we have adopted the position that we are not otherwise subject directly to the FCRA in our position as a provider of technology to financial institutions and CRAs. It is possible that this position may be challenged by regulatory authorities or others, however, which could result in regulatory investigations and other proceedings, claims, and other liability, and which could require us to redesign our solutions and otherwise substantially modify our operations, processes, and solutions. This could require dedication of substantial funds and other resources, and time of management and technical personnel, and could be highly disruptive to our operations. This could adversely affect our business and results of operations. The CRA industry is facing aggressive litigation efforts from plaintiffs attorneys against CRAs requiring substantial resources by us in response to subpoenas and additional technical software reporting requests. These efforts could affect us more significantly if additional customers are impacted or if MeridianLink is otherwise implicated in such litigation.
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
We have a significant amount of goodwill and other intangibles. Our goodwill and other intangible asset balances as of March 31, 2023 were approximately $608.9 million and $285.4 million, respectively. We test goodwill at least annually, on October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. Testing involves estimates and judgments by management. Such assets are considered to be impaired when the carrying value of an intangible asset exceeds its estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. While no impairment has been recorded in the consolidated financial statements included in this Quarterly Report on Form 10-Q, any future impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.
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
Changes in applicable U.S. federal, state, and local income taxation laws, rules, or regulations, or their interpretation and application, including possible retroactive effect, could adversely affect our tax expense and profitability. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. For example, many provisions of the Tax Cuts and Jobs Act of 2017, or TCJA, and the Inflation Reduction Act of 2022, or IRA, still require guidance through the issuance or finalization of regulations by the U.S. Treasury Department in order to fully assess their effects. There may be substantial delays before such regulations are promulgated or finalized as well as proposed technical corrections or other legislation, resulting in uncertainty as to their ultimate effects. Under the TJCA, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and may have an impact on future cash tax liabilities. In August 2022, President Biden signed into law the IRA. The IRA includes a 15% corporate alternative minimum tax for companies with modified United States generally accepted accounting principles, or GAAP, net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits, each of which still require guidance and finalization of regulations by the U.S. Treasury Department. Currently, we are not subject to the corporate alternative minimum tax, have determined the 1% excise tax on certain stock repurchases to be immaterial to our business or stock repurchase program, and are evaluating the applicability and impact of the law’s additional tax provisions. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have an adverse effect on our financial position.
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
We have and, for so long as we remain a controlled company, expect to continue to use some or all of these exemptions. Additionally, our current executive officers, directors, and the Thoma Bravo Funds beneficially own approximately 68.7% of our issued and outstanding shares of common stock as of April 26, 2023. These stockholders may be able to determine all matters requiring stockholder approval including, but not limited to, elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Thoma Bravo has a controlling influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
As of April 26, 2023, Thoma Bravo and its related entities beneficially own, in the aggregate, approximately 50.2% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy and would have sufficient voting power to determine the outcome of all matters requiring stockholder approval. These matters may include:
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
The following table summarizes the stock repurchase activity for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands) (1)
January 1 to January 31, 2023	138,819	$14.88	376,460	$69,559
February 1 to February 28, 2023	19,234	15.90	395,694	69,253
March 1 to March 31, 2023	70,476	15.86	466,170	68,135
Total	228,529	—	466,170	$68,135
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

MERIDIANLINK, INC.

Dated: May 2, 2023	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 2, 2023	By:	/s/ Sean Blitchok
	Name:	Sean Blitchok
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)