Form 10-Q
period 2023-06-30
MeridianLink, Inc.
filed 2023-08-04
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of July 26, 2023, there were 81,408,314 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MeridianLink, Inc.
This Quarterly Report on Form 10-Q includes trademarks, such as MeridianLink®, which are protected under applicable intellectual property laws and are the property of MeridianLink, Inc. or its subsidiaries. This Quarterly Report on Form 10-Q also contains trademarks, service marks, copyrights, and trade names of other companies, which are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
MERIDIANLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	As of
	June 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$108,872	$55,780
Accounts receivable, net	35,104	32,905
Prepaid expenses and other current assets	11,313	9,447
Escrow deposit	—	30,000
Total current assets	155,289	128,132
Property and equipment, net	3,491	4,245
Right of use assets	1,671	2,185
Intangible assets, net	274,208	297,475
Deferred tax assets, net	17,886	13,939
Goodwill	608,576	608,657
Other assets	5,003	4,524
Total assets	$1,066,124	$1,059,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,149	$1,249
Accrued liabilities	30,783	32,500
Deferred revenue	26,302	16,945
Current portion of long-term debt, net of debt issuance costs	3,545	3,505
Total current liabilities	64,779	54,199
Long-term debt, net of debt issuance costs	421,808	423,404
Long-term deferred revenue	841	1,141
Other long-term liabilities	845	1,322
Total liabilities	488,273	480,066
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 81,167,660 and 80,644,452 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	132	128
Additional paid-in capital	636,193	621,396
Accumulated deficit	(58,474)	(42,433)
Total stockholders’ equity	577,851	579,091
Total liabilities and stockholders’ equity	$1,066,124	$1,059,157
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues, net	$75,415	$72,987	$152,550	$145,741
Cost of revenues:
Subscription and services	23,984	23,376	47,485	44,480
Amortization of developed technology	4,510	3,850	8,964	7,284
Total cost of revenues	28,494	27,226	56,449	51,764
Gross profit	46,921	45,761	96,101	93,977
Operating expenses:
General and administrative	24,409	20,806	46,964	38,993
Research and development	11,754	10,487	25,566	18,896
Sales and marketing	8,558	5,465	16,771	10,208
Acquisition related costs	—	103	—	2,386
Restructuring related costs	717	—	3,621	—
Total operating expenses	45,438	36,861	92,922	70,483
Operating income	1,483	8,900	3,179	23,494
Other (income) expense, net:
Other income	(784)	(216)	(1,254)	(379)
Interest expense, net	9,316	5,436	18,347	9,794
Total other expense, net	8,532	5,220	17,093	9,415
(Loss) income before (benefit from) provision for income taxes	(7,049)	3,680	(13,914)	14,079

(Benefit from) provision for income taxes	(1,819)	1,508	(3,018)	4,428
Net (loss) income	$(5,230)	$2,172	$(10,896)	$9,651

Net (loss) income per share:
Basic	$(0.06)	$0.03	$(0.13)	$0.12
Diluted	$(0.06)	0.03	$(0.13)	$0.12
Weighted average common stock outstanding:
Basic	80,911,113	80,418,520	80,786,427	80,197,832
Diluted	80,911,113	82,223,181	80,786,427	82,251,322
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	80,644,452	$128	$621,396	$(42,433)	$579,091
Vesting of restricted stock awards	59,558	4	—	—	4
Vesting of restricted stock units	65,770	—	—	—	—
Issuance of common stock due to exercise of stock options	97,412	—	594	—	594
Shares withheld related to net share settlement of restricted stock units	(1,769)	—	(24)	—	(24)
Repurchases of common stock	(228,529)	—	—	(3,499)	(3,499)
Share-based compensation expense	—	—	4,939	—	4,939
Net loss	—	—	—	(5,666)	(5,666)
Balance at March 31, 2023	80,636,894	$132	$626,905	$(51,598)	$575,439
Vesting of restricted stock awards	3,497	—	—	—	—
Vesting of restricted stock units	575,623	—	—	—	—
Issuance of common stock due to exercise of stock options	51,105	—	431	—	431
Issuance of common stock through employee stock purchase plan	61,759	—	793	—	793
Shares withheld related to net share settlement of restricted stock units	(53,240)	—	(1,026)	—	(1,026)
Repurchases of common stock	(107,978)	—	—	(1,646)	(1,646)
Share-based compensation expense	—	—	9,090	—	9,090
Net loss	—	—	—	(5,230)	(5,230)
Balance at June 30, 2023	81,167,660	$132	$636,193	$(58,474)	$577,851

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

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(10,896)	$9,651
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,955	26,376
Provision for expected credit losses	441	—
Amortization of debt issuance costs	669	1,429
Share-based compensation expense	13,893	9,247
Loss on disposal of fixed assets	—	135
Deferred income taxes	(4,192)	4,025
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,640)	(8,806)
Prepaid expenses and other assets	(2,395)	661
Accounts payable	2,955	(1,059)
Accrued liabilities	(1,663)	(2,065)
Deferred revenue	9,058	8,076
Net cash provided by operating activities	34,185	47,670
Cash flows from investing activities:
Acquisition, net of cash acquired – Beanstalk Networks L.L.C.	326	—
Acquisition, net of cash and restricted cash acquired – StreetShares, Inc.	—	(23,059)
Return (payment) of escrow deposit	30,000	(30,000)
Capitalized software additions	(4,562)	(4,079)
Purchases of property and equipment	(305)	(480)
Net cash provided by (used in) investing activities	25,459	(57,618)
Cash flows from financing activities:
Repurchases of common stock	(5,145)	(193)
Proceeds from exercise of stock options	1,025	186
Proceeds from employee stock purchase plan	793	922
Taxes paid related to net share settlement of RSUs	(1,050)	—
Principal payments of long-term debt	(2,175)	(1,088)
Payment of Regulation A+ investor note	—	(3,265)
Net cash used in financing activities	(6,552)	(3,438)
Net increase (decrease) in cash and cash equivalents	53,092	(13,386)
Cash and cash equivalents, beginning of period	55,780	113,645
Cash and cash equivalents, end of period	$108,872	$100,259

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,955	$8,337
Cash paid for income taxes	2,577	762
Non-cash investing and financing activities:
Share-based compensation expense capitalized to software additions	136	188
Purchase price allocation adjustment related to income tax effects for StreetShares acquisition	245	—
Vesting of RSAs and RSUs	5	38
Purchases of property and equipment included in accounts payable and accrued expenses	3	93
Regulation A+ investor note assumed in business combination	—	3,265
Initial recognition of operating lease liability	—	3,372
Initial recognition of operating lease right-of-use asset	—	2,627
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Organization and Description of Business
MeridianLink, Inc., and its wholly-owned subsidiaries, (collectively, the “Company”) provides secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users. The Company sells its solutions to financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and consumer reporting agencies. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service (“SaaS”) model under which its customers pay subscription fees for the use of the Company’s solutions. The Company is headquartered in Costa Mesa, California.

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
The interim condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2023, its condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three and six months ended June 30, 2023 and 2022 and as of June 30, 2023, are also unaudited. The condensed consolidated balance sheet as of December 31, 2022, included herein, and financial information disclosed in the notes to the condensed consolidated financial statements as of December 31, 2022 was derived from the audited consolidated financial statements as of that date.
The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 9, 2023 (“2022 Annual Report on Form 10-K”).
Operating and Reportable Segment
The Company operates and manages its business and financial information on a consolidated basis for the purposes of evaluating financial performance and the allocation of resources. The Company's management determined that it operates in one operating and reportable segment that is focused exclusively on providing cloud-based digital solutions in the United States. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, and how that information is used to make operating decisions, allocate resources, and assess performance. The Company's CODM is the chief executive officer. The results of operations provided to and analyzed by the CODM are at the consolidated level, and accordingly, key resource decisions and assessment of performance are performed at the consolidated level. The Company assesses its determination of operating segments at least annually.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition including determining the nature and timing of satisfaction of performance obligations and variable consideration; allowance for credit losses; share-based compensation; the fair value of acquired intangible assets; the capitalization of software development costs; the useful lives of long-lived intangible assets; impairment of goodwill and long-lived assets; and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, “Significant Accounting Policies” in the Company’s 2022 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies described in the Company’s 2022 Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes, except for updates resulting from the adoption of ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)” which is discussed in more detail within Note 3, “Revenue Recognition.”
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
Recent Accounting Pronouncements Not Yet Adopted
ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
ASU 2020-04 provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates, such as the London Inter-Bank Offered Rate (LIBOR), which regulators in the United Kingdom are currently phasing out. The expedients and exceptions provided by ASU 2020-04 are for the application of U.S. GAAP to contracts, hedging relationships, and other transactions affected by the rate reform. Companies can apply the ASU immediately, however, the guidance will only be available for a limited time. In December 2022, the FASB issued ASU 2022-06 which deferred the sunset date from December 31, 2022, to December 31, 2024, after which companies will no longer be permitted to apply the transition relief. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 3 – Revenue Recognition
Disaggregation of Revenue
The following table disaggregates the Company’s net revenues by solution type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lending Software Solutions	$55,778	$51,668	$113,779	$100,835
Data Verification Software Solutions	19,637	21,319	38,771	44,906
Total	$75,415	$72,987	$152,550	$145,741
Lending Software Solutions accounted for 74%, and 71% of total revenues for the three months ended June 30, 2023 and 2022, respectively. Data Verification Software Solutions accounted for 26% and 29% of total revenues for the three months ended June 30, 2023 and 2022, respectively.
Lending Software Solutions accounted for 75%, and 69% of total revenues for the six months ended June 30, 2023 and 2022, respectively. Data Verification Software Solutions accounted for 25% and 31% of total revenues for the six months ended June 30, 2023 and 2022, respectively.
Revenue is measured based on the consideration that the Company expects to receive pursuant to a contract with a customer or partner. Under the standard terms and conditions of the Company's contracts with its customers or partners, contractual transaction price is generally not adjusted due to measurement adjustments associated with estimated variable consideration. Variable consideration exists when the amount that the Company expects to receive in a contract is based on the occurrence or non-occurrence of future events, such as processing services performed under usage-based pricing arrangements or professional services billed on a time-and-materials basis. Variable consideration can also be present in certain transactions in the form of discounts, credits, price concessions, penalties, and similar items. The Company estimates variable consideration in its contracts primarily using the expected value method. The Company develops estimates of variable consideration on the basis of both historical information and current trends. Variable consideration included in the transaction price of a contract is constrained such that a significant revenue reversal is not probable.
During the three months ended June 30, 2023, the Company updated its estimate of variable consideration associated with one of the Company’s channel reseller contracts acquired through a past acquisition, which resulted in a $2.3 million reduction in Lending Software Solutions revenue for the current period. Due to a commercial dispute with this reseller in the current period, the amount the Company expects to receive under this contract was reduced, as receipt of this amount was no longer considered to be probable, which led to the reduction in revenue.
The following table disaggregates the Company’s net revenues by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subscription fees	$63,770	$63,529	$130,175	$126,998
Professional services	9,002	6,665	17,437	13,777
Other	2,643	2,793	4,938	4,966
Total revenues	$75,415	$72,987	$152,550	$145,741

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Deferred Revenue
The changes in the Company’s deferred revenue as of June 30, 2023 and 2022 were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Deferred revenue, beginning balance	$18,086	$14,707
Billing of transaction consideration	161,607	154,671
Revenue recognized	(152,550)	(145,741)
Deferred revenue, ending balance	$27,143	$23,637
Deferred revenue, current	$26,302	$23,259
Long-term deferred revenue	841	378
Total deferred revenue	$27,143	$23,637
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table represents the changes in contract cost assets (in thousands):

	Six Months Ended June 30,
	2023	2022
Beginning balance	$6,539	$5,835
Additions	2,291	1,326
Amortization	(1,559)	(1,185)
Ending balance	$7,271	$5,976
Contract cost assets, current	$3,471	$2,704
Contract cost assets, noncurrent	3,800	3,272
Total deferred contract cost assets	$7,271	$5,976
Accounts Receivable and Allowance for Credit Losses
Effective January 1, 2023, the Company adopted the requirements of ASU 2016-13-Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) using a modified retrospective method of adoption. The standard replaces the existing incurred credit loss model with the current expected credit losses model for financial instruments, including accounts receivable.
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
A rollforward of the Company’s allowance for expected credit losses balance for the six months ended June 30, 2023, is as follows (in thousands):

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

Six Months Ended June 30, 2023
Allowance for doubtful accounts, December 31, 2022	$165
Impact of adopting ASU 2016-13	—
Allowance for expected credit losses, January 1, 2023	165
Provision for expected credit losses	441
Write offs, net	(179)
Allowance for expected credit losses, June 30, 2023	$427
Note 4 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Prepaid expenses	$6,491	$6,069
Contract cost assets – current	3,471	2,938
Other	1,351	440
Total prepaid expenses and other current assets	$11,313	$9,447
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Computer equipment and software	$8,083	$7,854
Leasehold improvements	2,732	2,732
Office equipment and furniture	986	978
Total	11,801	11,564
Less: Accumulated depreciation	(8,310)	(7,319)
Property and equipment, net	$3,491	$4,245
Depreciation expense amounted to $0.5 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.
The Company disposed of office furniture that resulted in a loss of $0.1 million during the six months ended June 30, 2022. The losses are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. There were no disposals of property and equipment for the three and six months ended June 30, 2023, and the three months ended June 30, 2022.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of June 30, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(149,392)	$193,908
Developed technology	96,400	(46,427)	49,973
Trademarks	24,975	(11,547)	13,428
Non-competition agreements	5,500	(1,253)	4,247
Capitalized software	24,141	(11,489)	12,652
Total intangible assets, net	$494,316	$(220,108)	$274,208

	As of December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(132,298)	$211,002
Developed technology	96,400	(40,360)	56,040
Trademarks	24,975	(10,205)	14,770
Non-competition agreements	5,500	(688)	4,812
Capitalized software	19,443	(8,592)	10,851
Total intangible assets, net	$489,618	$(192,143)	$297,475
The weighted average remaining useful lives for intangible assets at June 30, 2023, were as follows:

Weighted Average Remaining Useful Life
Customer relationships	6 years
Developed technology	7 years
Trademarks	6 years
Non-competition agreements	4 years
Capitalized software	3 years
Amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$4,510	$3,850	$8,964	$7,284
General and administrative expense	9,419	9,042	19,001	17,951
Total amortization expense	$13,929	$12,892	$27,965	$25,235

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The estimated future amortization of intangible assets as of June 30, 2023, was as follows (in thousands):

Years ending December 31,
2023 (remaining six months)	$27,702
2024	54,324
2025	48,443
2026	42,920
2027	42,052
Thereafter	58,767
Total amortization expense	$274,208
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Accrued payroll and payroll-related expenses	$10,070	$9,836
Accrued bonuses	5,149	5,947
Sales tax liability from acquisitions	4,572	4,572
Accrued operating costs	3,870	4,016
Accrued costs of revenues	3,354	3,141
Lease liability – current	1,213	1,223
User conference	—	755
Other accrued expenses	2,555	3,010
Total accrued liabilities	$30,783	$32,500
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
Other Contractual Commitments
The Company’s contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription arrangements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of June 30, 2023, are as follows (in thousands):

Contractual Commitments
Years ending December 31,
2023 (remaining six months)	$—
2024	3,315
2025	988
Total	$4,303

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 6 – Long-Term Debt
Long-term debt consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
2021 Term loan	$429,563	$431,738
Debt issuance costs	(4,210)	(4,829)
Total debt, net	425,353	426,909
Less: Current portion of long-term debt
2021 Term loan	4,350	4,350
Debt issuance costs	(805)	(845)
Total current portion of long-term debt, net	3,545	3,505
Total non-current portion of long-term debt, net	$421,808	$423,404
Amortization of deferred financing fees was $0.4 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively. Total interest expense, excluding amortization of deferred financing fees, was $8.9 million and $4.5 million for the three months ended June 30, 2023 and 2022, respectively.
Amortization of deferred financing fees was $0.7 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively. Total interest expense, excluding amortization of deferred financing fees, was $17.8 million and $8.4 million, for the six months ended June 30, 2023 and 2022, respectively.
2021 Credit Agreement
On November 10, 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), which provides for a term loan facility (the “2021 Term Loan”) in an aggregate principal amount of $435.0 million, and a revolving credit facility (the “2021 Revolving Credit Facility”) in an aggregate principal amount of $50.0 million, inclusive of a $10.0 million letter of credit sub-facility. The Company used the proceeds from the 2021 Term Loan to pay all outstanding amounts due under the Company’s previous 2018 First Lien plus certain fees and expenses. The 2021 Term Loan and 2021 Revolving Credit Facility mature on November 10, 2028, and November 10, 2026, respectively. The Company has not drawn on the 2021 Revolving Credit Facility as of June 30, 2023.
During the second quarter of 2023, the Company entered into a conforming changes amendment to the 2021 Credit Agreement that established the Secure Overnight Financing Rate (“SOFR”) as the benchmark rate used in the definition of the Eurocurrency Rate for its 2021 Term Loan and 2021 Revolving Credit Facility. Under the terms of the conforming changes amendment, SOFR will be used as the benchmark rate for interest periods beginning on or after June 30, 2023. In connection with the amendment, the Company incurred $0.1 million of financing fees that was expensed during the three months ended June 30, 2023.
The obligations under the 2021 Credit Agreement are secured by a lien on substantially all tangible and intangible property of the Company, subject to customary exceptions, limitations, and exclusions from the collateral.
The 2021 Credit Agreement contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require the Company to satisfy a financial covenant, and restricts or limits the ability of the Company to grant or incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales, and declare dividends on its capital stock, subject in each case to certain customary exceptions. A failure to comply with certain covenants could permit the lenders to declare the 2021 Term Loan, and any then outstanding borrowings on the 2021 Revolving Credit Facility, together with accrued interest and fees thereon, to be immediately due and payable. The Company was in compliance with all financial covenants of the 2021 Credit Agreement at June 30, 2023.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
2021 Term Loan
Borrowings under the 2021 Term Loan bear interest at a variable rate, elected by the Company, equal to the Base Rate (as defined in the 2021 Credit Agreement) or the Eurocurrency Rate (as defined in the 2021 Credit Agreement), plus, an initial margin based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined by the 2021 Credit Agreement), which was 3.00% at June 30, 2023. Beginning in June 2022, the Company is required to make quarterly principal payments equal to 0.25% of the original principal, with the remainder due at maturity.
Debt issuance costs of $7.6 million were included as a reduction of the debt balance on the condensed consolidated balance sheets and are amortized into interest expense over the contractual life of the loans using the effective interest method. Included in the debt issuance costs were $4.8 million incurred in connection with the 2021 Term Loan, and $2.8 million carried forward from the Company’s previous 2018 First Lien. The Company recognized $0.4 million and $0.9 million of amortization of debt issuance costs for the 2021 Term Loan during the three months ended June 30, 2023 and 2022, respectively. The Company recognized $0.6 million and $1.4 million of amortization of debt issuance costs for the 2021 Term Loan during the six months ended June 30, 2023 and 2022, respectively. The effective interest rate on the 2021 Term Loan was 9.0% as of June 30, 2023.
2021 Revolving Credit Facility
Borrowings under the 2021 Revolving Credit Facility bear interest, at the election of the Company, at a rate equal to the Base Rate (as defined in the 2021 Credit Agreement) or the Eurocurrency Rate (as defined in the 2021 Credit Agreement), plus, in each case, the Applicable Rate (as defined in the 2021 Credit Agreement), which shall vary based on the Company’s Consolidated First Lien Net Leverage Ratio.
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
The 2021 Revolving Credit Facility also requires a quarterly commitment fee based on the Company’s consolidated first lien net leverage ratio. As of June 30, 2023, the applicable rate was 0.5%, which was applied against the $50.0 million unused revolving credit facility balance.
Future Principal Payments
Future principal payments of long-term debt as of June 30, 2023, were as follows (in thousands):

Years ending December 31,
2023 (remaining six months)	$2,175
2024	4,350
2025	4,350
2026	4,350
2027	4,350
Thereafter	409,988
Total	$429,563

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
A summary of repurchased share activity during the three and six months ended June 30, 2023 and 2022, is as follows (in thousands except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total number of shares repurchased	107,978	12,300	336,507	12,300
Total cost of shares repurchased, including commissions, fees, and excise taxes	$1,646	$193	$5,145	$193
As of June 30, 2023, there was a total of $66.5 million remaining for repurchase under the stock repurchase program.
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Stock Options
A summary of stock option activity during the six months ended June 30, 2023, is as follows (in thousands, except options, price per option, and term amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding – January 1, 2023	4,739,783	$13.21	7.61	$19,855
Granted	—	—
Exercised	(148,517)	6.90
Forfeited	(283,114)	21.91
Outstanding – June 30, 2023	4,308,152	$12.86	6.96	$39,195
Vested and expected to vest in the future at June 30, 2023	4,308,152	12.86	6.96	39,195
Exercisable at June 30, 2023	3,109,048	$9.84	6.38	$36,401
The total fair value of options that vested during the three months ended June 30, 2023 and 2022 was $2.6 million and $0.3 million, respectively, and for the six months ended June 30, 2023 and 2022 was $3.7 million and $1.8 million, respectively.
The total intrinsic value of options exercised during the three months ended June 30, 2023 and 2022 was $0.6 million and $0.0 million, respectively, and for the six months ended June 30, 2023 and 2022 was $1.4 million and $0.4 million, respectively.
The Company recognized $1.5 million and $1.7 million in share-based compensation expense related to time-based and performance-based stock options for the three months ended June 30, 2023 and 2022, respectively, and for the six months ended June 30, 2023 and 2022, recognized $2.8 million and $3.1 million, respectively. During the three and six months ended June 30, 2023 and 2022, performance-based options were probable of vesting and, therefore, were included as part of share-based compensation expense.
As of June 30, 2023, there was $11.7 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.33 years.
Restricted Stock Awards
The number of restricted stock awards (“RSAs”) that vested during three months ended June 30, 2023 and 2022 was 3,497 and 92,209, respectively, and for the six months ended June 30, 2023 and 2022 was 63,055 and 576,610, respectively.
The liability balance as of December 31, 2022, related to the unvested RSAs was $0.00 million, and the number of RSAs amounted to 63,609. As of June 30, 2023, the Company had no unvested RSAs and no remaining liability balance.
There were a total of 554 and 4,934 RSAs cancelled or forfeited during the three months ended June 30, 2023 and 2022, respectively, and 554 and 27,146 RSAs cancelled or forfeited during the six months ended June 30, 2023 and 2022, respectively.
The Company recognized $0.0 million and $0.1 million in share-based compensation expense related to the vesting of RSAs for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity during the six months ended June 30, 2023, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2023	3,111,831	$19.27
Granted	3,520,122	16.22
Vested	(641,393)	19.23
Forfeited	(614,936)	18.52
Non-vested – June 30, 2023	5,375,624	$17.36
As of June 30, 2023, 5,375,624 RSUs are expected to vest. The Company recognized $7.4 million and $3.6 million in share-based compensation expense related to RSUs for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $10.8 million and $5.9 million in share-based compensation expense related to RSUs for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, there was $85.7 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 3.26 years.
Employee Stock Purchase Program
As of June 30, 2023, the Company has issued 61,759 shares of common stock pursuant to the 2021 Employee Stock Purchase Plan under its employee stock purchase program (“ESPP”). As of June 30, 2023, there was $0.2 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $0.2 million and $0.2 million of share-based compensation expense related to the ESPP for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $0.3 million and $0.4 million of share-based compensation expense related to the ESPP for the six months ended June 30, 2023 and 2022, respectively.
Share-Based Compensation
Share-based compensation for share-based awards granted to participants has been recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$1,157	$1,251	$2,009	$2,215
General and administrative	5,231	2,396	7,494	3,777
Research and development (1)	1,875	1,288	3,658	2,365
Sales and marketing	1,104	504	1,395	890
Restructuring related costs (2)	(365)	—	(663)	—
Total share-based compensation expense	$9,002	$5,439	$13,893	$9,247
______________
(1)Net of $0.1 million and $0.1 million additions to capitalized software on the Company’s condensed consolidated balance sheets during the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.
(2)Relates to unvested stock compensation that was forfeited as part of the Restructuring Plan. See Note 12, “Restructuring.”

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 9 – Income Taxes
In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. The Company’s provision for income taxes reflected an effective tax rate of 25.8% and 41.0% for the three months ended June 30, 2023 and 2022, respectively, and 21.7% and 31.0% for the six months ended June 30, 2023 and 2022, respectively. During the three and six months ended June 30, 2023, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to R&D credits, state taxes, permanent unfavorable differences related to share-based compensation expense, certain employee remuneration under section 162(m) of the Internal Revenue Code, recognition of U.S. state net operating losses from prior acquisitions, and other expected permanent differences. During the three and six months ended June 30, 2022, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to R&D credits, state taxes, permanent differences related to share-based compensation expense, transaction expenses, and other expected permanent differences.
The Company has gross unrecognized tax benefits with respect to R&D credits of $3.1 million as of June 30, 2023, and $2.5 million as of December 31, 2022. Penalties and interest have been recorded on these liabilities as the credits have started to be utilized.
The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (l) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. Based on the evaluation of the evidence and sources of taxable income, the Company has determined that no valuation allowance is necessary as of June 30, 2023.
Note 10 – Related Party Transactions
The following table presents the impact of related party transactions on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$446	$602	$766	$1,073
General and administrative	156	229	403	436
Research and development	66	46	228	109
Sales and marketing	—	16	—	39
Total related party expenses	$668	$893	$1,397	$1,657

The following table presents the impact of related party transactions on the Company’s condensed consolidated balance sheets (in thousands):

	As of
	June 30, 2023	December 31, 2022
Prepaid assets	$129	$37
Total current assets	$129	$37

Accounts payable	$136	$30
Accrued liabilities	395	456
Total current liabilities	$531	$486

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Additionally, during the six months ended June 30, 2023, the Company engaged contractors that were related parties to perform development work for its product offerings. Amounts capitalized for internally developed software related to work performed by these related parties was $0.1 million during both the three and six months ended June 30, 2023, and none during both the three and six months ended June 30, 2022. The Company recorded no amortization of related party internally developed software during both the three and six months ended June 30, 2023. As of June 30, 2023, the net book value of related party internally developed software was $0.1 million.
Note 11 – Net (Loss) Income Per Share
The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted net (loss) income per share
Numerator:
Net (loss) income attributable to common stockholders	$(5,230)	$2,172	$(10,896)	$9,651
Denominator:
Weighted average common stock outstanding:
Basic	80,911,113	80,418,520	80,786,427	80,197,832
Diluted	80,911,113	82,223,181	80,786,427	82,251,322
Net (loss) income per share:
Basic	$(0.06)	$0.03	$(0.13)	$0.12
Diluted	(0.06)	0.03	(0.13)	0.12
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows:

	As of June 30,
	2023	2022
Weighted average shares outstanding for basic earnings per share	80,786,427	80,197,832
Effect of dilutive securities:
Options outstanding, unexercised	—	1,699,288
RSAs unvested	—	305,499
RSUs unvested	—	41,586
Purchase rights committed under the ESPP	—	7,117
Weighted average shares outstanding for diluted earnings per share	80,786,427	82,251,322
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net (loss) income per share attributable to common stockholders because their impact would have been anti-dilutive for the periods presented:

	As of June 30,
	2023	2022
Options to purchase common stock outstanding, unexercised	1,967,302	1,650,378
Restricted stock units, unvested	417,964	852,445
Purchase rights committed under the ESPP	—	130
Total	2,385,266	2,502,953

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 12 – Restructuring Activities
Restructuring Plan
In February 2023, the Company’s board of directors authorized a restructuring plan (the “Restructuring Plan”) that was designed to consolidate the Company’s functions and investments to prioritize customer-centric areas of the Company’s organization, align teams with the Company’s highest business priorities, and improve efficiencies. The Restructuring Plan included an initial estimated reduction of the Company’s then-current workforce by approximately 9%.
The Company initially estimated that it would incur charges of $2.5 million to $3.5 million in connection with the Restructuring Plan, consisting primarily of cash expenditures and relating to employee severance payments, employee benefits, and employee transition costs. Restructuring charges of $2.9 million for severance and related costs, net of $0.3 million previously vested share-based compensation, were recognized during the three months ended March 31, 2023, and are reflected in restructuring-related costs on the Company’s condensed consolidated statements of operations.
During the three months ended June 30, 2023, the Company completed its restructuring plan, which resulted in additional restructuring charges related to employee severance payments, employee benefits, and employee transition costs of $0.7 million, net of $0.4 million of previously vested share-based compensation. As of June 30, 2023, the Company increased its estimate of total restructuring charges to $3.6 million, and increased its estimated reduction of the Company’s workforce to approximately 11%.
Restructuring charges of $3.6 million for severance and related costs, net of $0.7 million previously vested share-based compensation, were recognized during the six months ended June 30, 2023. These charges are reflected in restructuring-related costs on the Company’s condensed consolidated statements of operations.
A rollforward of the Company’s restructuring reserve balance for the six months ended June 30, 2023, is as follows (in thousands):

Six months ended June 30, 2023
Balance as of January 1, 2023	$—
Restructuring related costs	3,621
Payments	(3,146)
Balance as of June 30, 2023.	$475

Note 13 – Business Combinations
Acquisition of OpenClose
On November 4, 2022, the Company acquired all of the outstanding stock of Beanstalk Networks L.L.C., doing business as OpenClose, (“OpenClose”) for cash consideration of $63.1 million. In connection with the acquisition, the Company incurred $1.9 million in acquisition related costs. The acquisition was funded by the Company’s available cash. OpenClose is based out of West Palm Beach, Florida, and provides mortgage lending technology, with a particular focus on supporting depository institutions. The acquisition is expected to improve the Company’s existing lending platform and improve our offerings for depository institutions. The acquisition is accounted for using the acquisition method of accounting whereby the acquired assets and liabilities will be recorded at their respective fair values and added to those of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.
As of June 30, 2023, the Company is still finalizing the provisional purchase price allocation related to final working capital adjustments and income tax effects.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Pro Forma Financial Information
The pro forma statements of operations data for the three and six months ended June 30, 2022, give effect to the OpenClose acquisition, described above, as if it had occurred at January 1, 2021. These amounts have been calculated after adjusting the operating results of OpenClose for the following primary items: (1) additional intangible amortization from the transaction, (2) acquisition-related expenses incurred, and (3) the related tax effects of the above adjustments. For the three months ended June 30, 2022, pro forma revenue was $76.6 million, and pro forma earnings reflect net income of $1.7 million. For the six months ended June 30, 2022, pro forma revenue was $152.7 million, and pro forma earnings reflect net income of $8.1 million.
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
Acquisition of StreetShares
On April 1, 2022, the Company acquired all of the outstanding stock of StreetShares, Inc. (“StreetShares”) for cash consideration of $28.0 million, $30.0 million in escrow for a contingent earnout that expired April 1, 2023, and $1.6 million in acquisition costs. The $30.0 million in escrow was considered contingent consideration and accounted for separate from the business combination accounting. The acquisition was funded by the Company’s available cash.
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
During the three months ended June 30, 2023, the $30.0 million held in escrow as contingent earnout proceeds was not earned and was released in its entirety back to the Company. The Company recognized $30.0 million as an increase to cash on its condensed consolidated balance sheets.
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
Goodwill Rollforward
A rollforward of the Company’s goodwill balance for the six months ended June 30, 2023, is as follows (in thousands):

Six months ended June 30, 2023
Balance at January 1, 2023	$608,657
Adjustments to OpenClose acquisition date fair value	(326)
Adjustments to StreetShares acquisition date fair value	245
Balance at June 30, 2023	$608,576

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
We have continuously invested in expanding and improving our solutions since they were first introduced more than two decades ago, and we intend to continue investing both organically and inorganically through acquisitions to expand our portfolio. We are focused on introducing new solutions and enhancing services and capabilities in areas including digital lending, data insights, and collections to further expand our reach into the consumer lending markets. In addition to developing our solutions organically, such as the combination of our capabilities to create our patented consumer debt optimization functionality, we may selectively pursue acquisitions, joint ventures, or other strategic transactions that provide additional capabilities or customers, or both. Acquisitions to date have included CRIF Lending Solutions, or CRIF, in June 2018, and Teledata Communications, Inc., or TCI, in November 2020. TCI is the creator of DecisionLender, a SaaS loan origination solution. We believe that with the addition of TCI, our position as a vendor of choice is enhanced among financial institutions seeking solutions to manage their needs from initiation of client relationships to facilitating the extension of credit to their clients. In December 2020, we acquired all of the assets of TazWorks, LLC, or TazWorks. TazWorks provides software and data solutions to CRAs focused on the employment and tenant screening market, a market that is adjacent and complementary to our current solutions for credit-focused CRAs. In April 2021, we acquired Saylent, a data analytics and marketing solution that offers insights to financial institutions that help drive account and credit and debit card usage and enabled us to more rapidly bring to market our MeridianLink Engage product. In April 2022, we acquired StreetShares, Inc., or StreetShares, a financial technology company that offers digital small business lending technology to banks and credit unions. The acquisition of StreetShares complements our existing lending platform and enhances our small business lending capabilities. In November 2022, we acquired Beanstalk Networks L.L.C., doing business as OpenClose, or OpenClose, a leader in mortgage lending technology, with a particular focus on supporting depository institutions. This transaction is expected to improve our platform by providing additional advanced, more open, and more customer-friendly capabilities, particularly through our Point of Sale solution. In addition to improving our capabilities, this transaction is expected to present benefits of increased scale and help solidify our position in the market by allowing us to target additional sales to depository institutions.

We have designed our Partner Marketplace to act as the gateway for third parties to access our customers, which allows our customers to leverage the capabilities from these third parties to enable an accelerated loan process with improved efficiency and reduced cost. We are able to capitalize on one-time service fees from our partners upon their integration into our Partner Marketplace and a revenue share from our partners as they derive revenues from our software solutions. As we grow our business, we expect to add additional product partners and drive additional monetization opportunities. We also intend to cultivate and leverage existing and future partners to grow our market presence.
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
Recent Developments
In February 2023, our board of directors authorized a restructuring plan, or the Restructuring Plan, which was designed to consolidate the Company’s functions and investments to prioritize customer-centric areas of the Company’s organization, align teams with the Company’s highest business priorities, and improve efficiencies. The Restructuring Plan included an initial estimated reduction of our then-current workforce by approximately 9%.

We initially estimated that we would incur charges of $2.5 million to $3.5 million in connection with the Restructuring Plan, consisting primarily of cash expenditures and relating to employee severance payments, employee benefits, and employee transition costs. Restructuring charges of $2.9 million for severance and related costs, net of $0.3 million previously vested share-based compensation, were recognized during the three months ended March 31, 2023, and are reflected in restructuring-related costs on our condensed consolidated statements of operations.
During the three months ended June 30, 2023, we completed our restructuring plan, which resulted in additional restructuring charges related to employee severance payments, employee benefits, and employee transition costs of $0.7 million, net of $0.4 million of previously vested share-based compensation. As of June 30, 2023, the Company increased its estimate of total restructuring charges to $3.6 million, and increased our estimated reduction of the Company’s workforce to approximately 11%.
Restructuring charges of $3.6 million for severance and related costs, net of $0.7 million previously vested share-based compensation, were recognized during the six months ended June 30, 2023. These charges are reflected in restructuring-related costs on the Company’s condensed consolidated statements of operations.
Components of Operating Results
We have one primary business activity and operate in a single operating and reportable segment.
Revenues
Our revenues consist of three components: subscription fees, professional services, and other revenues.
Subscription Fee Revenues
Our subscription fees consist of revenues from software solutions that are governed by pricing and terms contained in contracts between us and our customers. Our subscription fee revenues include annual base fees, platform partner fees, and, depending on the solution, fees per search or per application or per closed loan (with contractual minimums based on volume) that are generally charged on a monthly basis, which we refer to as volume-based fees.
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
Gross Profit and Gross Margin
Gross profit is revenues less cost of revenues, and gross margin is gross profit as a percentage of revenues. Gross profit has been, and will continue to be, affected by various factors, including the mix of our subscription fees, professional service and other revenues, the costs associated with our personnel, third-party vendors, and cloud-based hosting services, and the extent to which we expand our implementation and customer support services. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors. Our gross margin was 62.2% and 62.7% for the three months ended June 30, 2023 and 2022, respectively, and 63.0% and 64.5% for the six months ended June 30, 2023 and 2022, respectively.
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
Sales and marketing expenses are also impacted by the timing of significant marketing programs such as our annual customer conference, which we typically hold during the second quarter. We plan to continue investing in sales and marketing by increasing our number of sales and marketing personnel and expanding our sales and marketing activities. As a result, we expect our sales and marketing expenses to increase in absolute dollars. We believe these investments will help us build brand awareness, add new customers, and expand sales to our existing customers as they continue to buy more solutions from us.
Total Other (Income) Expense, Net
Total other (income) expense, net consists primarily of interest expense, net. Interest expense consists of interest attributable to our credit facilities and amortization of lender-related fees and other direct incremental costs of securing financing, partially offset by interest income from our interest-bearing cash accounts.
(Benefit from) Provision for Income Taxes
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to federal income taxes in the United States and numerous state jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is subsequently determined that deferred tax assets would be more likely than not realized in the future, in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. After a review of the four sources of taxable income (as described above), and after consideration of our continuing cumulative income position, inclusive of impact from permanent differences, as of June 30, 2023, we have not recorded a valuation allowance on its deferred tax assets.
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

Results of Operations
Condensed Consolidated Statements of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Revenues, net	$75,415	$72,987	$152,550	$145,741
Cost of revenues:
Subscription and services (1)	23,984	23,376	47,485	44,480
Amortization of developed technology	4,510	3,850	8,964	7,284
Total cost of revenues	28,494	27,226	56,449	51,764
Gross profit	46,921	45,761	96,101	93,977
Operating expenses:
General and administrative (1)	24,409	20,806	46,964	38,993
Research and development (1)	11,754	10,487	25,566	18,896
Sales and marketing (1)	8,558	5,465	16,771	10,208
Acquisition related costs	—	103	—	2,386
Restructuring related costs (1)	717	—	3,621	—
Total operating expenses	45,438	36,861	92,922	70,483
Operating income	1,483	8,900	3,179	23,494
Other (income) expense, net:
Other income	(784)	(216)	(1,254)	(379)
Interest expense, net	9,316	5,436	18,347	9,794
Total other expense, net	8,532	5,220	17,093	9,415
(Loss) income before (benefit from) provision for income taxes	(7,049)	3,680	(13,914)	14,079

(Benefit from) provision for income taxes	(1,819)	1,508	(3,018)	4,428
Net (loss) income	$(5,230)	$2,172	$(10,896)	$9,651

Net (loss) income per share:
Basic	$(0.06)	$0.03	$(0.13)	$0.12
Diluted	$(0.06)	0.03	(0.13)	0.12
Weighted average common stock outstanding:
Basic	80,911,113	80,418,520	80,786,427	80,197,832
Diluted	80,911,113	82,223,181	80,786,427	82,251,322
______________
(1)Share-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$1,157	$1,251	$2,009	$2,215
General and administrative	5,231	2,396	7,494	3,777
Research and development, net of amounts capitalized	1,875	1,288	3,658	2,365
Sales and marketing	1,104	504	1,395	890
Forfeitures included in restructuring related costs	(365)	—	(663)	—
Total share-based compensation expense	$9,002	$5,439	$13,893	$9,247

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenues, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues, net	$75,415	$72,987	$2,428	3%	$152,550	$145,741	$6,809	5%
Revenues increased for both the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. Revenue from our Lending Software Solutions accounted for 6% and 9% of the growth for the three and six months ended June 30, 2023, respectively, compared to 2022. The increase is primarily from new and ramping customers as well as volume and revenue increases from existing customers, partially offset by a decline in Data Verification Software Solutions revenue, driven primarily by the anticipated decline in mortgage refinance application volumes. For both of our solutions, we receive incremental revenues if customers exceed their minimum commitments for monthly transactions, which typically is based off of number of applications or closed and funded loans for Lending Software Solutions and credit, tenant, or employment verification reports for our Data Verification Software Solutions.
During the three months ended June 30, 2023, the Company updated its estimate of variable consideration associated with one of the Company’s channel reseller contracts which resulted in a $2.3 million reduction in Lending Software Solutions revenue for the current period. Due to a commercial dispute with this reseller in the current period, the amount the Company expects to receive under this contract was reduced, as receipt of this amount was no longer considered to be probable, which led to the reduction in revenue.

Cost of Revenues and Gross Profit
Subscription and services

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Subscription and services	$23,984	$23,376	$608	3%	$47,485	$44,480	$3,005	7%
Subscription and services cost of revenues increased $0.6 million, or 3%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was partially due to $0.5 million in additional cloud-based data storage costs, as well as an increase due to higher compensation and benefits spend, largely from additional employee headcount, including headcount related to acquisitions. The increase was partially offset by a $0.3 million decrease in third-party costs driven by lower Data Verification Software Solutions application volumes.
Subscription and services cost of revenues increased $3.0 million, or 7%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to a $2.6 million increase in additional cloud-based data storage costs. We also had an increase in compensation and benefits spend, largely from additional employee headcount, including headcount related to acquisitions. The increase was partially offset by a $2.0 million decrease in third-party costs driven by lower Data Verification Software Solutions application volumes.

Amortization of Developed Technology

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Amortization of Developed Technology	$4,510	$3,850	$660	17%	$8,964	$7,284	$1,680	23%
Amortization of developed technology increased $0.7 million, or 17%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was due to increased amortization for internally developed software and additional amortization on developed technology from the acquisition of OpenClose, which occurred in the fourth quarter of 2022.
Amortization of developed technology increased $1.7 million, or 23%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was due to increased amortization for internally developed software and additional amortization on developed technology from the acquisitions of StreetShares and OpenClose, which occurred in the second quarter of 2022 and fourth quarter of 2022, respectively.
Gross Profit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Gross profit	$46,921	$45,761	$1,160	3%	$96,101	$93,977	$2,124	2%
Gross profit increased $1.2 million, or 3%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to an increase of revenues, partially offset by an increase in cost of revenues due to an increase in cloud-based data storage costs and increased personnel-related expenses from increased employee headcount.
Gross profit increased $2.1 million, or 2%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to an increase of revenues, partially offset by an increase in cost of revenues due to an increase in cloud-based data storage costs and increased personnel-related expenses from increased employee headcount.
Operating Expenses
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
General and administrative	$24,409	$20,806	$3,603	17%	$46,964	$38,993	$7,971	20%
General and administrative expenses increased $3.6 million, or 17%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Share-based compensation increased $2.8 million due to more options and restricted stock units vesting in 2023 compared to the same period in 2022. Amortization of intangible assets also increased, primarily related to additional amortization from the acquisitions of StreetShares and OpenClose.
General and administrative expenses increased $8.0 million, or 20%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily related to share-based compensation, which increased $3.7 million due to more options and restricted stock units vesting in 2023 compared to the same period in 2022, as well as an increase from higher compensation and benefits spend, largely from additional employee headcount, including headcount related to acquisitions. We also increased the allowance for expected credit losses on our accounts receivable in the six months ended June 30, 2023, compared to the same period in 2022, resulting in an additional $0.5 million in credit loss expense. Amortization of intangible assets also increased, primarily related to additional amortization from the acquisitions of StreetShares and OpenClose.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Research and development	$11,754	$10,487	$1,267	12%	$25,566	$18,896	$6,670	35%
Research and development expenses increased $1.3 million, or 12%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to additional personnel-related expenses from increased employee and contractor headcount on our research and development teams. Share-based compensation also increased $0.6 million due to more options and restricted stock units vesting in the three months ended June 30, 2023 compared to the same period in 2022.
Research and development expenses increased $6.7 million, or 35%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to additional personnel-related expenses from increased employee and contractor headcount on our research and development teams. Share-based compensation also increased $1.3 million due to more options and restricted stock units vesting in the six months ended June 30, 2023 compared to the same period in 2022.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Sales and marketing	$8,558	$5,465	$3,093	57%	$16,771	$10,208	$6,563	64%
Sales and marketing expenses increased $3.1 million, or 57%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to higher personnel-related expenses from increased headcount on our sales and marketing teams. In addition, commission expense, net of amounts capitalized, increased $0.5 million for the three months ended June 30, 2023, and share-based compensation increased $0.6 million due to more options and restricted stock units vesting in the three months ended June 30, 2023, compared to the same period in 2022.
Sales and marketing expenses increased $6.6 million, or 64%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to higher personnel-related expenses from increased headcount on our sales and marketing teams. In addition, commissions expense, net of amounts capitalized, increased $1.0 million for the six months ended June 30, 2023, and share-based compensation increased $0.5 million due to more options and restricted stock units vesting in the six months ended June 30, 2023, compared to the same period in 2022.
Acquisition Related Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Acquisition related costs	$—	$103	$(103)	(100)%	$—	$2,386	$(2,386)	(100)%
Acquisition related costs decreased $0.1 million, or 100%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease was due to costs directly related to the acquisition of StreetShares during the three months ended June 30, 2022, as well as additional professional services costs incurred while pursuing other strategic opportunities that were not repeated during the same period in 2023. There have been no acquisitions and no acquisition related costs for the three months ended June 30, 2023.
Acquisition related costs decreased $2.4 million, or 100%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease was due to costs directly related to the acquisition of StreetShares during the six months ended June 30, 2022, as well as additional professional services costs incurred while pursuing other strategic opportunities that were not repeated during the same period in 2023. There have been no acquisitions and no acquisition related costs for the six months ended June 30, 2022.

Restructuring Related Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Restructuring related costs	$717	$—	$717	100%	$3,621	$—	$3,621	100%
Restructuring related costs are costs related to the Restructuring Plan that went into effect during the six months ended June 30, 2023. Restructuring related costs incurred during the three and six months ended June 30, 2023, were $0.7 million and $3.6 million, respectively, primarily related to cash payments for severance, net of non-cash stock compensation forfeitures, and other termination-related costs. There were no restructuring related costs during the six months ended June 30, 2022.
Total Other Expense, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Total other expense, net	$8,532	$5,220	$3,312	63%	$17,093	$9,415	$7,678	82%
Total other expense had a net increase of $3.3 million, or 63%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was due to higher interest rates on our variable rate term loan during the three months ended June 30, 2023. This increase was partially offset by $0.7 million in interest income related to the Company’s money market mutual fund.
Total other expenses had a net increase of $7.7 million, or 82%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was due to higher interest rates on our variable rate term loan during the six months ended June 30, 2023. This increase was partially offset by $1.2 million in interest income related to the Company’s money market mutual fund.
(Benefit from) Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
(Benefit from) Provision for income taxes	$(1,819)	$1,508	$(3,327)	(221)%	$(3,018)	$4,428	$(7,446)	(168)%
Benefit from income taxes was $1.8 million for the three months ended June 30, 2023, compared to a provision of $1.5 million for the three months ended June 30, 2022. Provision for income taxes decreased $3.3 million, or 221%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease was primarily due to a decrease in earnings before income tax.
Benefit from income taxes was $3.0 million for the six months ended June 30, 2023, compared to a provision for income taxes of $4.4 million for the six months ended June 30, 2022. Provision for income taxes decreased $7.4 million, or 168%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease was primarily due to a decrease in earnings before income tax.
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

As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $108.9 million and unused capacity under our revolving line of credit of $50.0 million. During the three months ended June 30, 2023, $30.0 million held in an escrow deposit account for a contingent earnout related to our StreetShares acquisition that was not earned and was released back to us in its entirety, and we recognized the $30.0 million as cash on our condensed consolidated balance sheets. Based upon our current levels of operations, we believe that our cash flows from operations along with our other sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.
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
One lease, which was with a related party, expired in December 2022, so there were no monthly payments during the six months ended June 30, 2023. The monthly payments during the six months ended June 30, 2022, were $0.1 million.
Long-Term Debt
For a detailed description of our long-term debt, please see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Net cash provided by (used in):
Operating activities	$34,185	$47,670	$(13,485)	(28)%
Investing activities	25,459	(57,618)	83,077	(144)%
Financing activities	(6,552)	(3,438)	(3,114)	91%
Net increase in cash, cash equivalents	$53,092	$(13,386)	$66,478	497%
Cash Flows from Operating Activities
Our largest source of operating cash is cash collection from sales of subscription fees to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, payments to third-party vendors, and interest expense.
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

For the six months ended June 30, 2023, cash provided by operating activities was $34.2 million. Net loss was $10.9 million, adjusted by non-cash charges of $39.8 million and an increase of $5.3 million related to operating assets and liabilities. The non-cash charges consist primarily of depreciation and amortization of $29.0 million and share-based compensation of $13.9 million. Net cash inflows from changes in operating assets and liabilities of $5.3 million primarily consisted of increased deferred revenue of $9.1 million, partially offset by decreased accrued liabilities of $1.7 million and increased accounts receivable of $2.6 million.
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
Cash Flows from Investing Activities
Net cash provided by investing activities of $25.5 million for the six months ended June 30, 2023, consisted of $30.0 million released from escrow during the six months ended June 30, 2023, partially offset by $4.6 million for capitalized software additions.
Net cash used in investing activities of $57.6 million for the six months ended June 30, 2022, consisted of $23.1 million of cash paid for the acquisition of StreetShares, $30.0 million cash paid for an escrow deposit for contingent consideration as a part of the StreetShares acquisition agreement, $4.1 million for capitalized software additions, and $0.5 million for purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities of $6.6 million for the six months ended June 30, 2023, consisted of $5.1 million cash paid to repurchase our common stock and $2.2 million of principal payments of long-term debt, partially offset by $1.0 million of proceeds from the exercise of stock options. Principal repayments on our term loan started in June 2022 and are payable quarterly.
Net cash used in financing activities of $3.4 million for the six months ended June 30, 2022, consisted of $3.3 million payment of the Regulation A+ investor note that we assumed as part of the StreetShares acquisition, $1.1 million principal payments of long-term debt, $0.2 million cash paid to repurchase our common stock, $0.9 million proceeds from our employee stock purchase plan, and $0.2 million of proceeds from exercise of stock options. Principal repayments on our term loan started in June 2022 and are payable quarterly.
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

Critical Accounting Estimates
There have been no material changes to our critical accounting estimates since December 31, 2022, except for the updates resulting from the adoption of ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)” which are discussed in more detail within Note 2, “Significant Accounting Policies” and Note 3, “Revenue Recognition” in our unaudited condensed consolidated financial statements included in Part I, Item 1 included in this Quarterly Report on Form 10-Q.

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
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any litigation or claims that, if determined adversely to us, would have a material adverse effect on our business, operating results, financial condition, or cash flows. We are, from time to time, party to litigation and subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For more information about legal matters, see Note 5 to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.
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
Risks Related to Potential Conflicts of Interests and Related Parties
•Thoma Bravo holds a significant stake in our company, and their interests may conflict with ours and those of our other stockholders.
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
•difficulty retaining or converting the customers of the acquired business to our software solutions and contract terms, including disparities in subscription terms, or the acquisition of existing customer agreements with less than favorable terms;
•difficulty retaining or leveraging partnerships of the acquired business and contract terms;
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
We do not know whether our prospective customers will continue to adopt cloud-based financial products such as our software solutions or whether the market will change in ways we do not anticipate. Many potential customers have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant, unwilling, or unable to convert from their existing systems to our solutions. Furthermore, these potential customers may be reluctant, unwilling, or unable to use cloud-based financial solutions due to various concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause prospects to choose not to adopt cloud-based financial products such as ours or to adopt them more slowly than we anticipate, either of which would adversely affect us. Our future success also depends on our ability to sell additional solutions and functionality to our current and prospective customers. As we create new solutions and enhance our existing solutions to meet anticipated market demand, these solutions and enhancements may not be attractive to customers. In addition, promoting and selling new and enhanced functionality may require increasingly costly sales and marketing efforts, and if customers choose not to adopt this functionality, our business and results of operations could suffer. If potential customers are unwilling or unable to transition from their legacy systems, or if the demand for our solutions does not meet our expectations, our results of operations and financial condition will be adversely affected.
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
If any of our customers merge with or are acquired by other entities, such as financial institutions that have internally developed technology products or that are not our customers or use our software solutions less, we may lose business. Additionally, changes in management of our customers could result in delays or cancellations of the implementation of our software solutions. Consolidation within the financial services industry could also lead to fewer, but larger customers, who may have increased bargaining power, which could lead to lower prices or more favorable terms for our customers. Our business may also be materially and adversely affected by weak economic conditions in the financial services industry generally. Any downturn in the financial services industry may cause our customers to reduce or delay their spending on technology or cloud-based financial products or to seek to terminate or renegotiate their contracts with us.
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
Our overall performance depends on economic conditions, which are beyond our control and may be difficult or impossible to forecast. The United States and other key international economies have experienced significant economic and market downturns and periods of uncertainty, including recently in connection with increasing interest rates, rising inflation, and the COVID-19 pandemic, and are likely to experience additional cyclical downturns from time to time, in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, inflation, fluctuations in interest rates, reduced corporate profitability, volatility in credit and equity markets, bankruptcies, and overall uncertainty. Macroeconomic developments can arise suddenly, as did the conditions associated with the COVID-19 pandemic and fluctuating rates of inflation, and the full impact can be difficult to predict. Adverse macroeconomic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher or fluctuating interest rates, high unemployment, and currency fluctuations have in the past and may in the future adversely impact the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase our software solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, or impact the demand for our customers’ services, any of which could adversely affect our results of operations. As a result, our operating results are sensitive to changes in macroeconomic conditions that impact our customers’ technology spending and overall usage, volume, and type of transactions handled or processed using our software solutions.
COVID-19 has impacted, and may continue to impact, our business operations, employees, customers, their clients, the industries in which our customers operate, partners, suppliers, and communities. We have taken certain measures, and will continue to implement applicable steps, to manage the evolving risks and uncertainties. We moved to a fully remote work-from-home work model in 2020 and plan to continue operating as remote-first. In 2022, we allowed travel for our employees based on business need and some on-site meetings, and, in May 2022, we conducted our first in-person user forum since the COVID-19 pandemic began, and we have held in-person events in 2023 as well, including another user forum. In connection with in-person activity, we implemented safety precautions, including travel and in-person testing requirements for large gatherings.
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
Our software solutions are complex and may contain defects, viruses, or errors when implemented or when new functionality is released. Such defects or disruptions could be the result of undetected vulnerabilities in third-party supplied software and technologies, bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, or employee, contractor, or other third-party acts or inaction. Despite extensive testing, from time to time we have discovered, and may in the future discover, defects or errors in our software solutions. We may experience temporary system interruptions, either to our solutions as a whole, individual software solutions or groups thereof, or to some or all of our software hosting locations, for a variety of reasons, including network failures, power failures, software errors, or an overwhelming number of users trying to access our software solutions during periods of strong demand. Defects, errors, outages, or other performance problems or disruptions in our software solutions or service could be costly for us, damage our customers’ businesses, result in loss of credibility with current or potential customers or partners, and harm our reputation, any of which could result in a material adverse effect on our business, operating results, and financial condition. In addition, our customers could seek to terminate their contracts, elect not to renew their subscriptions, delay or withhold payment, or make claims against us.
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
While we expect to continue to grow headcount in our sales and marketing teams over the long-term, in February 2023, we authorized a workforce reduction in connection with the Restructuring Plan. We may be unable to effectively manage the organizational changes we are making in connection with the Restructuring Plan, which could result in declines in quality or customer satisfaction, increases in costs, difficulties in obtaining new customers, difficulty in introducing new solutions to our existing customers, difficulty in deploying solutions to new and current customers, reputational harm, loss of customers, or operational difficulties in executing sales and other strategies, any of which could adversely affect our business performance and operating results.
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
We have undertaken, and may undertake in the future, restructuring, reorganization, or other strategic changes in order to adapt our business to serve customers more effectively, align teams with the Company’s highest business priorities, achieve operating efficiencies, and realign our cost structure, including the Restructuring Plan approved in February 2023. Implementation of any restructuring plan may be costly and disruptive to our business, and we may not be able to obtain the anticipated cost savings, operational improvements, and estimated workforce reductions within the projected timing or at all. Further, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale, and/or key or other retention issues during transitional periods. Restructuring can require a significant amount of time and focus, which may divert attention from operating and growing our business. For more information about our Restructuring Plan, see Note 12 to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

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
We depend on data centers operated by third parties and third-party cloud hosting providers, and any disruption in the operation of these facilities or access to the Internet could adversely affect our business.
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
We also depend on third-party cloud-hosting providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. As we continue to expand the number of our customers and available solutions, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of data centers, Internet service providers, or other third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our solutions or impede our ability to grow our business and scale our operations. If our third-party infrastructure service agreements are terminated, if there is a service lapse, interruption of Internet service provider connectivity, or damage to data centers, or if we experience a service loss or disruption of one or more of our cloud-hosting or bandwidth providers for any reason, such as viruses, denial of service, ransomware, cybersecurity attacks or other attacks on their systems, human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, or other catastrophic events, we could experience disruption in our ability to offer our software solutions and adverse perception of our software solutions’ reliability. We could also be required to retain the services of replacement providers, which could cause interruptions in access to our solutions as well as delays and additional expense in arranging new facilities and services and could also increase our operating costs and harm our business and reputation. Additionally, any need to change cloud-hosting service providers would require a significant amount of time and effort by our information technology department.
We have a significant portion of our product development operations contracted to unrelated third parties in India, which poses risks.
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

Our indirect, wholly-owned subsidiary, Professional Credit Reporting, Inc., functions as a consumer reporting agency and, as a result, is subject to rules and regulations applicable to consumer reporting agencies, such as the FCRA. In addition, with our acquisition of the assets of TazWorks and MeridianLink Wholesale Data, LLC, doing business as Trade House Data, we may have additional exposure to FCRA as a wholesale data furnisher of certain background screening pointer data. Other than these exposures to FCRA, we have adopted the position that we are not otherwise subject directly to the FCRA in our position as a provider of technology to financial institutions and CRAs. It is possible that this position may be challenged by regulatory authorities or others, however, which could result in regulatory investigations and other proceedings, claims, and other liability, and which could require us to redesign our solutions and otherwise substantially modify our operations, processes, and solutions. This could require dedication of substantial funds and other resources, and time of management and technical personnel, and could be highly disruptive to our operations. This could adversely affect our business and results of operations. The CRA industry is facing aggressive litigation efforts from plaintiffs’ attorneys against CRAs requiring substantial resources by us in response to subpoenas and additional technical software reporting requests. These efforts could affect us more significantly if additional customers are impacted or if MeridianLink is otherwise implicated in such litigation.
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
If the forecasts of market growth, anticipated spending, or predictions regarding market size prove to be inaccurate, our business and growth prospects could be adversely affected. Even if all or some of the forecasted growth occurs, our business may not grow at a similar rate, or at all. If actual results differ from our estimates, analysts may react negatively and our stock price could be materially impacted. In the case of acquired entities, if our forecasts of market growth, anticipated spending, or predictions regarding market size prove to be inaccurate, an impairment charge could materialize.
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
We have a significant amount of goodwill and other intangibles. Our goodwill and other intangible asset balances as of June 30, 2023, were approximately $608.6 million and $274.2 million, respectively. We test goodwill at least annually, on October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. Testing involves estimates and judgments by management. Such assets are considered to be impaired when the carrying value of an intangible asset exceeds its estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. While no impairment has been recorded in the consolidated financial statements included in this Quarterly Report on Form 10-Q, any future impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.
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
During the second quarter of 2023, we entered into a conforming changes amendment for our credit facilities that established SOFR as the benchmark rate, effective for interest periods beginning on or after June 30, 2023.
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
Changes in applicable U.S. federal, state, and local income taxation laws, rules, or regulations, or their interpretation and application, including possible retroactive effect, could adversely affect our tax expense and profitability. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. For example, many provisions of the Tax Cuts and Jobs Act of 2017, or TCJA, and the Inflation Reduction Act of 2022, or IRA, still require guidance through the issuance or finalization of regulations by the U.S. Treasury Department in order to fully assess their effects. There may be substantial delays before such regulations are promulgated or finalized as well as proposed technical corrections or other legislation, resulting in uncertainty as to their ultimate effects. Under the TCJA, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and may have an impact on future cash tax liabilities. In August 2022, President Biden signed into law the IRA. The IRA includes a 15% corporate alternative minimum tax for companies with modified United States generally accepted accounting principles, or GAAP, net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits, each of which still require guidance and finalization of regulations by the U.S. Treasury Department. Currently, we are not subject to the corporate alternative minimum tax, have determined the 1% excise tax on certain stock repurchases to be immaterial to our business or stock repurchase program, and are evaluating the applicability and impact of the law’s additional tax provisions. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have an adverse effect on our financial position.
Risks Related to Potential Conflicts of Interests and Related Parties
Thoma Bravo has significant influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
As of July 26, 2023, Thoma Bravo and its related entities beneficially own, in the aggregate, approximately 49.7% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
•the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;
•approving or rejecting a merger, consolidation, or other business combination;
•raising future capital; and
•amending our charter and bylaws, which govern the rights attached to our common stock.
Additionally, pursuant to our certificate of incorporation and bylaws, for so long as Thoma Bravo beneficially owns at least (i) 30% of our outstanding shares of common stock, Thoma Bravo will have the right to nominate a majority of our board of directors and to designate the size of our board as well as the chair of our board of directors and of each committee of our board of directors (provided that each such nomination or designation shall comply with the applicable rules of the NYSE); (ii) 20% (but less than 30%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate a number of directors to our board of directors equal to the lowest whole number that is greater than 30% of the total number of directors (but in no event fewer than two directors); (iii) 10% (but less than 20%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate a number of directors to our board of directors equal to the lowest whole number that is greater than 20% of the total number of directors (but in no event fewer than one director); and (iv) 5% (but less than 10%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate one director to our board of directors. Accordingly, for so long as Thoma Bravo beneficially owns at least 30% of our outstanding shares of common stock, we expect the directors designated by Thoma Bravo to constitute a majority of each committee of our board of directors, other than the audit committee, and to chair each of the committees, other than the audit committee.
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
•a prohibition on stockholder action by written consent;
•the requirement that a special meeting of stockholders may be called only by our board of directors, the chairperson of our board of directors, our chief executive officer, or our president (in the absence of a chief executive officer);
•the requirement for the affirmative vote of holders of at least 66 2/3% of our outstanding voting stock, voting together as a single class, to amend the provisions of our charter relating to the management of our business or the requirement for the affirmative vote of holders of at least 75% of our outstanding voting stock, voting together as a single class, to amend certain provisions of our bylaws;
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
The following table summarizes the stock repurchase activity for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands) (1)
April 1 to April 30, 2023	42,546	$15.46	508,716	$67,478
May 1 to May 30, 2023	65,432	15.27	574,148	66,479
June 1 to June 30, 2023	—	—	574,148	66,479
Total	107,978
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Exhibit Index

Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Registrant.	10-Q	3.1	September 7, 2021

3.2	Bylaws of the Registrant.	S-1	3.3	April 30, 2021

4.1	Specimen Common Stock Certificate.	S-1	4.1	April 30, 2021

4.2	Registration Rights Agreement, dated May 31, 2018, by and among the Registrant and certain of its shareholders.	S-1	4.2	April 30, 2021

10.1	Conforming Changes Amendment to Credit Agreement, dated as of June 20, 2023, by and among MeridianLink, Inc., ML California Sub, Inc, the other lenders party thereto, and Bank of America, N.A., as administrative agent.	—	—	Filed herewith

10.2†	Non-Employee Director Compensation Policy.	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	Filed herewith
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

MERIDIANLINK, INC.

Dated: August 4, 2023	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2023	By:	/s/ Sean Blitchok
	Name:	Sean Blitchok
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)