Form 10-Q
period 2023-09-30
MeridianLink, Inc.
filed 2023-11-03
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of October 27, 2023, there were 78,986,553 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
MERIDIANLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	As of
	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$97,560	$55,780
Accounts receivable, net	33,996	32,905
Prepaid expenses and other current assets	12,640	9,447
Escrow deposit	—	30,000
Total current assets	144,196	128,132
Property and equipment, net	3,651	4,245
Right of use assets	1,407	2,185
Intangible assets, net	262,791	297,475
Deferred tax assets, net	18,201	13,939
Goodwill	609,333	608,657
Other assets	5,738	4,524
Total assets	$1,045,317	$1,059,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,847	$1,249
Accrued liabilities	34,159	32,500
Deferred revenue	26,694	16,945
Current portion of long-term debt, net of debt issuance costs	3,548	3,505
Total current liabilities	69,248	54,199
Long-term debt, net of debt issuance costs	420,921	423,404
Long-term deferred revenue	692	1,141
Other long-term liabilities	690	1,322
Total liabilities	491,551	480,066
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 79,627,213 and 80,644,452 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	130	128
Additional paid-in capital	644,854	621,396
Accumulated deficit	(91,218)	(42,433)
Total stockholders’ equity	553,766	579,091
Total liabilities and stockholders’ equity	$1,045,317	$1,059,157
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net	$76,488	$71,754	$229,038	$217,495
Cost of revenues:
Subscription and services	22,488	23,812	69,973	68,292
Amortization of developed technology	4,524	4,003	13,488	11,287
Total cost of revenues	27,012	27,815	83,461	79,579
Gross profit	49,476	43,939	145,577	137,916
Operating expenses:
General and administrative	23,218	21,423	70,182	60,416
Research and development	11,248	11,518	36,814	30,414
Sales and marketing	9,441	6,311	26,212	16,519
Acquisition related costs	—	163	—	2,549
Restructuring related costs	—	—	3,621	—
Total operating expenses	43,907	39,415	136,829	109,898
Operating income	5,569	4,524	8,748	28,018
Other (income) expense, net:
Interest and other income	(1,342)	(327)	(2,596)	(706)
Interest expense	9,780	6,855	28,127	16,649
Total other expense, net	8,438	6,528	25,531	15,943
(Loss) income before (benefit from) provision for income taxes	(2,869)	(2,004)	(16,783)	12,075

(Benefit from) provision for income taxes	(800)	890	(3,818)	5,318
Net (loss) income	$(2,069)	$(2,894)	$(12,965)	$6,757

Net (loss) income per share:
Basic	$(0.03)	$(0.04)	$(0.16)	$0.08
Diluted	$(0.03)	$(0.04)	$(0.16)	$0.08
Weighted average common stock outstanding:
Basic	81,073,915	80,659,320	80,883,310	80,353,399
Diluted	81,073,915	80,659,320	80,883,310	82,364,835
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	80,644,452	$128	$621,396	$(42,433)	$579,091
Vesting of restricted stock awards	59,558	4	—	—	4
Vesting of restricted stock units	65,770	—	—	—	—
Issuance of common stock due to exercise of stock options	97,412	—	594	—	594
Shares withheld related to net share settlement of restricted stock units	(1,769)	—	(24)	—	(24)
Repurchases of common stock	(228,529)	—	—	(3,499)	(3,499)
Share-based compensation expense	—	—	4,939	—	4,939
Net loss	—	—	—	(5,666)	(5,666)
Balance at March 31, 2023	80,636,894	$132	$626,905	$(51,598)	$575,439
Vesting of restricted stock awards	3,497	—	—	—	—
Vesting of restricted stock units	575,623	—	—	—	—
Issuance of common stock due to exercise of stock options	51,105	—	431	—	431
Issuance of common stock through employee stock purchase plan	61,759	—	793	—	793
Shares withheld related to net share settlement of restricted stock units	(53,240)	—	(1,026)	—	(1,026)
Repurchases of common stock	(107,978)	—	—	(1,646)	(1,646)
Share-based compensation expense	—	—	9,090	—	9,090
Net loss	—	—	—	(5,230)	(5,230)
Balance at June 30, 2023	81,167,660	$132	$636,193	$(58,474)	$577,851
Vesting of restricted stock units	222,316	—	—	—	—
Issuance of common stock due to exercise of stock options	99,914	—	608	—	608
Shares withheld related to net share settlement of restricted stock units	(16,969)	—	(353)	—	(353)
Repurchases of common stock	(1,845,708)	(2)	—	(30,675)	(30,677)
Share-based compensation expense	—	—	8,406	—	8,406
Net loss	—	—	—	(2,069)	(2,069)
Balance at September 30, 2023	79,627,213	$130	$644,854	$(91,218)	$553,766

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	79,734,984	$88	$596,542	$(40,352)	$556,278
Vesting of restricted stock awards	484,401	32	—	—	32
Vesting of restricted stock units	76,937	—	—	—	—
Issuance of common stock due to exercise of stock options	28,909	—	179	—	179
Share-based compensation expense	—	—	3,887	—	3,887
Net income	—	—	—	7,479	7,479
Balance at March 31, 2022	80,325,231	$120	$600,608	$(32,873)	$567,855
Vesting of restricted stock awards	92,209	6	—	—	6
Vesting of restricted stock units	4,656	—	—	—	—
Issuance of common stock due to exercise of stock options	1,000	—	7	—	7
Issuance of common stock through employee stock purchase plan	64,985	—	922	—	922
Repurchases of common stock	(12,300)	—	—	(193)	(193)
Share-based compensation expense	—	—	5,548	—	5,548
Net income	—	—	—	2,172	2,172
Balance at June 30, 2022	80,475,781	$126	$607,085	$(30,894)	$576,317
Vesting of restricted stock awards	11,496	2	—	—	2
Vesting of restricted stock units	259,868	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(10,456)	—	(184)	—	(184)
Repurchases of common stock	(4,403)	—	—	(69)	(69)
Share-based compensation expense	—	—	7,321	—	7,321
Net loss	—	—	—	(2,894)	(2,894)
Balance at September 30, 2022	80,732,286	$128	$614,222	$(33,857)	$580,493
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(12,965)	$6,757
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	43,388	39,746
Provision for expected credit losses	627	—
Amortization of debt issuance costs	897	1,705
Share-based compensation expense	22,216	16,501
Loss on disposal of property and equipment	—	164
Gain on change in fair value of earnout	—	(162)
Deferred income taxes	(4,507)	5,193
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,726)	(6,964)
Prepaid expenses and other assets	(4,595)	(2,480)
Accounts payable	3,632	(450)
Accrued liabilities	(782)	(247)
Deferred revenue	9,301	7,472
Net cash provided by operating activities	55,486	67,235
Cash flows from investing activities:
Acquisition, net of cash acquired – Beanstalk Networks L.L.C.	326	—
Acquisition, net of cash and restricted cash acquired – StreetShares, Inc.	—	(23,138)
Return (payment) of escrow deposit	30,000	(30,000)
Funds payable in connection with former business combination	1,219	—
Capitalized software additions	(7,004)	(6,323)
Purchases of property and equipment	(347)	(889)
Net cash provided by (used in) investing activities	24,194	(60,350)
Cash flows from financing activities:
Repurchases of common stock	(35,660)	(262)
Proceeds from exercise of stock options	1,633	186
Proceeds from employee stock purchase plan	793	922
Taxes paid related to net share settlement of restricted stock units	(1,403)	(184)
Principal payments of debt	(3,263)	(2,175)
Payment of Regulation A+ investor note	—	(3,265)
Net cash used in financing activities	(37,900)	(4,778)
Net increase in cash and cash equivalents	41,780	2,107
Cash and cash equivalents, beginning of period	55,780	113,645
Cash and cash equivalents, end of period	$97,560	$115,752

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,498	$14,852
Cash paid for income taxes	2,610	1,179
Non-cash investing and financing activities:
Shares withheld with respect to net settlement of restricted stock units	1,403	184
Purchase price allocation adjustment for BeanStalk Networks acquisition	757	—
Purchases of property and equipment included in accounts payable and accrued liabilities	611	2
Purchase price allocation adjustment related to income tax effects for StreetShares acquisition	245	—
Share-based compensation expense capitalized to software additions	219	255
Excise taxes payable included in repurchases of common stock	162	—
Vesting of restricted stock awards and restricted stock units	4	40
Regulation A+ investor note assumed in business combination	—	3,265
Initial recognition of operating lease liabilities	—	3,786
Initial recognition of operating lease right-of-use assets	—	3,096
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
The interim condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2023, its condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2023 and 2022 and as of September 30, 2023, are also unaudited. The condensed consolidated balance sheet as of December 31, 2022, included herein, and financial information disclosed in the notes to the condensed consolidated financial statements as of December 31, 2022 was derived from the audited consolidated financial statements as of that date.
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, “Significant Accounting Policies” in the Company’s 2022 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies described in the Company’s 2022 Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes, except for updates resulting from the adoption of accounting standard update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326)” which is discussed in more detail within Note 3, “Revenue Recognition.”
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
Recent Accounting Pronouncements Not Yet Adopted
ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
ASU 2020-04 provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates, such as the London Inter-Bank Offered Rate (LIBOR), which regulators in the United Kingdom are currently phasing out. The expedients and exceptions provided by ASU 2020-04 are for the application of GAAP to contracts, hedging relationships, and other transactions affected by the rate reform. Companies can apply the ASU immediately, however, the guidance will only be available for a limited time. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which deferred the sunset date from December 31, 2022, to December 31, 2024, after which companies will no longer be permitted to apply the transition relief. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 3 – Revenue Recognition
Disaggregation of Revenue
The following table disaggregates the Company’s net revenues by solution type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lending Software Solutions	$58,949	$52,414	$172,728	$153,249
Data Verification Software Solutions	17,539	19,340	56,310	64,246
Total	$76,488	$71,754	$229,038	$217,495
Lending Software Solutions accounted for 77%, and 73% of total revenues for the three months ended September 30, 2023 and 2022, respectively. Data Verification Software Solutions accounted for 23% and 27% of total revenues for the three months ended September 30, 2023 and 2022, respectively.
Lending Software Solutions accounted for 75%, and 70% of total revenues for the nine months ended September 30, 2023 and 2022, respectively. Data Verification Software Solutions accounted for 25% and 30% of total revenues for the nine months ended September 30, 2023 and 2022, respectively.
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
During the three months ended June 30, 2023, the Company updated its estimate of variable consideration associated with one of the Company’s channel reseller contracts acquired through a past acquisition, which resulted in a $2.3 million reduction in Lending Software Solutions revenue for the period. The change in the estimate of variable consideration for that period was due to a commercial dispute with the reseller in the period, which resulted in a reduction in the amount the Company expected to receive under this contract, as the receipt of this amount was no longer considered to be probable, leading to the reduction in revenue. The Company did not make any updates to its estimate of variable consideration during the three months ended September 30, 2023.
The following table disaggregates the Company’s net revenues by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subscription fees	$64,613	$61,861	$194,788	$188,860
Professional services	8,706	7,293	26,143	21,070
Other	3,169	2,600	8,107	7,565
Total revenues	$76,488	$71,754	$229,038	$217,495

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Deferred Revenue
The changes in the Company’s deferred revenue as of September 30, 2023 and 2022 were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Deferred revenue, beginning balance	$18,086	$14,707
Billing of transaction consideration	238,338	225,821
Revenue recognized	(229,038)	(217,495)
Deferred revenue, ending balance	$27,386	$23,033
Deferred revenue, current	$26,694	$22,655
Long-term deferred revenue	692	378
Total deferred revenue	$27,386	$23,033
Customer Contracts - Related Balance Sheet Amounts
The following table presents amounts related to customer contract-related arrangements, which are included on the condensed consolidated balance sheets as follows (in thousands):

	As of September 30, 2023	As of January 1, 2023	As of September 30, 2022	As of January 1, 2022
Accounts receivable, net (1)	$33,996	$32,905	$32,034	$24,913
Deferred revenue, current	$26,694	$16,945	$22,655	$14,707
Long-term deferred revenue	$692	$1,141	$378	$—
(1)Accounts receivable, net includes unbilled receivable balances related to customer contracts. Unbilled receivable balances as of September 30, 2023, and January 1, 2023, were $2.2 million and $4.2 million, respectively. Unbilled receivable balances as of September 30, 2022, and January 1, 2022, were $2.0 million and $0.0 million, respectively.
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table represents the changes in contract cost assets (in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$6,539	$5,835
Additions	3,570	2,114
Amortization	(2,423)	(1,856)
Ending balance	$7,686	$6,093
Contract cost assets, current	$3,642	$2,835
Contract cost assets, noncurrent	4,044	3,258
Total deferred contract cost assets	$7,686	$6,093
Accounts Receivable and Allowance for Credit Losses
Effective January 1, 2023, the Company adopted the requirements of ASU 2016-13. The Company’s accounts receivable includes billed and unbilled receivables, net of an allowance for credit losses. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The Company recognizes an allowance for credit losses on accounts receivable in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and estimated future conditions, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.

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
A rollforward of the Company’s allowance for expected credit losses balance for the nine months ended September 30, 2023, is as follows (in thousands):

Nine Months Ended September 30, 2023
Allowance for doubtful accounts, December 31, 2022	$165
Impact of adopting ASU 2016-13	—
Allowance for expected credit losses, January 1, 2023	165
Provision for expected credit losses	627
Write offs, net	(375)
Allowance for expected credit losses, September 30, 2023	$417
Note 4 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Prepaid expenses	$7,471	$6,069
Contract cost assets – current	3,642	2,938
Income tax receivable	913	—
Other	614	440
Total prepaid expenses and other current assets	$12,640	$9,447
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Computer equipment and software	$8,727	$7,854
Leasehold improvements	2,732	2,732
Office equipment and furniture	991	978
Total	12,450	11,564
Less: Accumulated depreciation	(8,799)	(7,319)
Property and equipment, net	$3,651	$4,245
Depreciation expense amounted to $0.5 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company disposed of office furniture that resulted in a loss of $0.0 million and $0.2 million for the three and nine months ended September 30, 2022, respectively. The losses are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. There were no disposals of property and equipment for the three and nine months ended September 30, 2023.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of September 30, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(157,938)	$185,362
Developed technology	96,400	(49,233)	47,167
Trademarks	24,975	(12,175)	12,800
Non-competition agreements	5,500	(1,498)	4,002
Capitalized software	26,667	(13,207)	13,460
Total intangible assets, net	$496,842	$(234,051)	$262,791

	As of December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(132,298)	$211,002
Developed technology	96,400	(40,360)	56,040
Trademarks	24,975	(10,205)	14,770
Non-competition agreements	5,500	(688)	4,812
Capitalized software	19,443	(8,592)	10,851
Total intangible assets, net	$489,618	$(192,143)	$297,475
The weighted average remaining useful lives for intangible assets as of September 30, 2023, were as follows:

Weighted Average Remaining Useful Life (in years)
Customer relationships	6
Developed technology	7
Trademarks	6
Non-competition agreements	4
Capitalized software	3
Amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$4,524	$4,003	$13,488	$11,287
General and administrative expense	9,419	8,790	28,420	26,741
Total amortization expense	$13,943	$12,793	$41,908	$38,028

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The estimated future amortization of intangible assets as of September 30, 2023, was as follows (in thousands):

Years ending December 31,
2023 (remaining three months)	$14,024
2024	55,166
2025	49,285
2026	43,497
2027	42,052
Thereafter	58,767
Total amortization expense	$262,791
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Accrued payroll and payroll-related expenses	$8,177	$9,836
Accrued bonuses	7,172	5,947
Sales tax liability from acquisitions	4,247	4,572
Accrued operating costs	4,229	4,016
Accrued costs of revenues	3,526	3,141
Funds payable in connection with former business combination	1,219	—
Customer deposits	1,481	476
Lease liabilities – current	949	1,223
User conference	300	755
Other accrued expenses	2,859	2,534
Total accrued liabilities	$34,159	$32,500
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
Other Contractual Commitments
The Company’s contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription arrangements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of September 30, 2023, are as follows (in thousands):

Contractual Commitments
Years ending December 31,
2023 (remaining three months)	$—
2024	2,499
Total	$2,499

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
During the three months ended September 30, 2023, the Company received funds payable in connection with a former business combination in the amount of $1.2 million, which will be remitted by the Company during the fourth quarter of 2023.
Note 6 – Long-Term Debt
Long-term debt consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
2021 Term loan	$428,475	$431,738
Debt issuance costs	(4,006)	(4,829)
Total debt, net	424,469	426,909
Less: Current portion of long-term debt
2021 Term loan	4,350	4,350
Debt issuance costs	(802)	(845)
Total current portion of long-term debt, net	3,548	3,505
Total non-current portion of long-term debt, net	$420,921	$423,404
Amortization of debt issuance costs was $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. Total interest expense, excluding amortization of debt issuance costs, was $9.6 million and $6.6 million for the three months ended September 30, 2023 and 2022, respectively.
Amortization of debt issuance costs was $0.9 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively. Total interest expense, excluding amortization of debt issuance costs, was $27.4 million and $14.9 million, for the nine months ended September 30, 2023 and 2022, respectively.
2021 Credit Agreement
On November 10, 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), which provides for a term loan facility (the “2021 Term Loan”) in an aggregate principal amount of $435.0 million, and a revolving credit facility (the “2021 Revolving Credit Facility”) in an aggregate principal amount of $50.0 million, inclusive of a $10.0 million letter of credit sub-facility. The Company used the proceeds from the 2021 Term Loan to pay all outstanding amounts due under the Company’s previous 2018 First Lien plus certain fees and expenses. The 2021 Term Loan and 2021 Revolving Credit Facility mature on November 10, 2028, and November 10, 2026, respectively. The Company has not drawn on the 2021 Revolving Credit Facility as of September 30, 2023.
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
The 2021 Credit Agreement contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require the Company to satisfy a financial covenant, and restricts or limits the ability of the Company to grant or incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales, and declare dividends on its capital stock, subject in each case to certain customary exceptions. A failure to comply with covenants could permit the lenders to declare the 2021 Term Loan, and any then outstanding borrowings on the 2021 Revolving Credit Facility, together with accrued interest and fees thereon, to be immediately due and payable. The Company was in compliance with all financial covenants of the 2021 Credit Agreement at September 30, 2023.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
2021 Term Loan
Borrowings under the 2021 Term Loan bear interest at a variable rate, elected by the Company, equal to the Base Rate (as defined in the 2021 Credit Agreement) or the Eurocurrency Rate (as defined in the 2021 Credit Agreement), plus, an initial margin based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined by the 2021 Credit Agreement), which was 3.00% at September 30, 2023. Beginning in June 2022, the Company is required to make quarterly principal payments equal to 0.25% of the original principal, with the remainder due at maturity.
Debt issuance costs of $7.6 million were included as a reduction of the debt balance on the condensed consolidated balance sheets and are amortized into interest expense over the contractual life of the loans using the effective interest method. Included in the debt issuance costs were $4.8 million incurred in connection with the 2021 Term Loan, and $2.8 million carried forward from the Company’s previous 2018 First Lien. The Company recognized $0.2 million and $0.3 million of amortization of debt issuance costs for the 2021 Term Loan during the three months ended September 30, 2023 and 2022, respectively. The Company recognized $0.8 million and $1.6 million of amortization of debt issuance costs for the 2021 Term Loan during the nine months ended September 30, 2023 and 2022, respectively. The effective interest rate on the 2021 Term Loan was 9.0% as of September 30, 2023.
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
In connection with the 2021 Revolving Credit Facility, the Company incurred $0.5 million in debt issuance costs. Expenses associated with the issuance of the revolving credit facility are presented in the accompanying condensed consolidated balance sheets in prepaid expenses and other current assets and other assets, and are amortized to interest expense over the life of the 2021 Revolving Credit Facility using the straight-line method. The unamortized balance as of September 30, 2023, and December 31, 2022, amounted to $0.3 million and $0.4 million, respectively.
The 2021 Revolving Credit Facility also requires a quarterly commitment fee based on the Company’s consolidated first lien net leverage ratio. As of September 30, 2023, the applicable rate was 0.5%, which was applied against the $50.0 million unused revolving credit facility balance.
Future Principal Payments
Future principal payments of long-term debt as of September 30, 2023, were as follows (in thousands):

Years ending December 31,
2023 (remaining three months)	$1,088
2024	4,350
2025	4,350
2026	4,350
2027	4,350
Thereafter	409,987
Total	$428,475

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
The Company retires the repurchased shares, which automatically return to the status of authorized but unissued shares of common stock. The cost of the repurchased shares, including commissions, fees, and excise taxes are recorded as an adjustment to accumulated deficit on the Company’s condensed consolidated balance sheets and statements of stockholders’ equity.
A summary of repurchased share activity during the three and nine months ended September 30, 2023 and 2022, is as follows (in thousands except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total number of shares repurchased	1,845,708	4,403	2,182,215	16,703
Total cost of shares repurchased, including commissions, fees, and excise taxes	$30,677	$69	$35,822	$262
As of September 30, 2023, there was a total of $36.0 million remaining for repurchase under the stock repurchase program. Also, see Note 10, “Related Party Transactions”, for a description of the Company’s recent, privately-negotiated transaction with a stockholder.
Note 8 – Share-based Compensation
2021 Stock Option and Incentive Plan
The 2021 Stock Option and Incentive Plan (the “2021 Plan”) was adopted by the board of directors and approved by the Company’s stockholders following the corporate conversion effected in connection with our initial public offering and became effective as of July 26, 2021. The 2021 Plan replaced both the Company’s 2019 Equity Option Plan (the “2019 Plan”) and the Project Angel Parent, LLC Equity Plan (the “2018 Plan”). Outstanding options to purchase Class B Units granted under the 2019 Plan were converted into options to purchase shares of common stock, and all outstanding Carried Equity Units granted under the 2018 Plan were converted into restricted stock awards (“RSAs”), both of which have been granted under the 2021 Plan.
The Company had initially reserved 13,171,588 shares of its common stock for the issuance of awards under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase on January 1, 2022, and each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. The number of shares reserved under the 2021 Plan is subject to adjustment in the event of a stock split, stock dividend, or other change in the Company’s capitalization.
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Stock Options
A summary of stock option activity during the nine months ended September 30, 2023, is as follows (in thousands, except options, price per option, and term amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2023	4,739,783	$13.21	7.61	$19,855
Granted	—	—
Exercised	(248,431)	6.57
Forfeited	(413,646)	22.36
Outstanding – September 30, 2023	4,077,706	$12.69	6.38	$25,912
Vested and expected to vest in the future at September 30, 2023	4,077,706	12.69	6.38	25,912
Exercisable at September 30, 2023	3,080,624	$10.13	6.38	$25,578
The total fair value of options that vested during the three months ended September 30, 2023 and 2022 was $1.4 million and $4.9 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $5.1 million and $6.6 million, respectively.
The total intrinsic value of options exercised during the three months ended September 30, 2023 and 2022 was $1.5 million and $0.0 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $2.9 million and $0.4 million, respectively.
The Company recognized $1.3 million and $2.1 million in share-based compensation expense related to time-based and performance-based stock options for the three months ended September 30, 2023 and 2022, respectively, and for the nine months ended September 30, 2023 and 2022, recognized $4.1 million and $5.1 million, respectively. During the three and nine months ended September 30, 2023 and 2022, performance-based options were probable of vesting and, therefore, were included as part of share-based compensation expense.
As of September 30, 2023, there was $9.6 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Awards
The number of restricted stock awards (“RSAs”) that vested during three months ended September 30, 2023 and 2022 was 0 and 11,496, respectively, and for the nine months ended September 30, 2023 and 2022 was 63,055 and 588,106, respectively.
The liability balance as of December 31, 2022, related to the unvested RSAs was $0.0 million, and the number of RSAs amounted to 63,609. As of September 30, 2023, the Company had no unvested RSAs and no remaining liability balance.
There were a total of 0 and 0 RSAs cancelled or forfeited during the three months ended September 30, 2023 and 2022, respectively, and 554 and 27,146 RSAs cancelled or forfeited during the nine months ended September 30, 2023 and 2022, respectively.
The Company recognized $0.0 million and $0.1 million in share-based compensation expense related to the vesting of RSAs for the three months ended September 30, 2023 and 2022, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity during the nine months ended September 30, 2023, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2023	3,111,831	$19.27
Granted	3,639,674	16.35
Vested	(863,709)	19.23
Forfeited	(771,491)	18.79
Non-vested – September 30, 2023	5,116,305	$17.27
As of September 30, 2023, 5,116,305 RSUs are expected to vest. The Company recognized $7.0 million and $4.9 million in share-based compensation expense related to RSUs for the three months ended September 30, 2023 and 2022, respectively. The Company recognized $17.8 million and $11.0 million in share-based compensation expense related to RSUs for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, there was $78.0 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 3.07 years.
Employee Stock Purchase Program
As of September 30, 2023, the Company has issued 61,759 shares of common stock pursuant to the 2021 Employee Stock Purchase Plan under its employee stock purchase program (“ESPP”). As of September 30, 2023, there was $0.1 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $0.2 million of share-based compensation expense related to the ESPP for both the three months ended September 30, 2023 and 2022, respectively. The Company recognized $0.5 million of share-based compensation expense related to the ESPP for both the nine months ended September 30, 2023 and 2022, respectively.
Share-Based Compensation
Share-based compensation for share-based awards granted to participants has been recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$910	$1,352	$2,919	$3,567
General and administrative	4,443	3,170	11,938	6,947
Research and development (1)	1,709	2,092	5,368	4,457
Sales and marketing	1,260	639	2,654	1,530
Restructuring related costs (2)	—	—	(663)	—
Total share-based compensation expense	$8,322	$7,253	$22,216	$16,501
______________
(1)Net of $0.1 million and $0.1 million additions to capitalized software on the Company’s condensed consolidated balance sheets during the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)Relates to unvested stock compensation that was forfeited as part of the Restructuring Plan. See Note 12, “Restructuring.”

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 9 – Income Taxes
In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. The Company’s provision for income taxes reflected an effective tax rate of 27.9% and (44.4)% for the three months ended September 30, 2023 and 2022, respectively, and 22.7% and 44.0% for the nine months ended September 30, 2023 and 2022, respectively. During the three and nine months ended September 30, 2023, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to research and development credits, state taxes, permanent unfavorable differences related to share-based compensation expense, certain employee remuneration under section 162(m) of the Internal Revenue Code, recognition of U.S. state net operating losses from prior acquisitions, and other expected permanent differences. During the three and nine months ended September 30, 2022, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to research and development credits, state taxes, permanent differences related to share-based compensation expense, transaction expenses, certain employee remuneration under section 162(m) of the Internal Revenue Code, and other expected permanent differences.
The Company has gross unrecognized tax benefits with respect to research and development credits of $3.2 million as of September 30, 2023, and $2.5 million as of December 31, 2022. Penalties and interest have been recorded on these liabilities as the credits have started to be utilized.
The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (l) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. Based on the evaluation of the evidence and sources of taxable income, the Company has determined that no valuation allowance is necessary as of September 30, 2023.
Note 10 – Related Party Transactions
In the course of its business operations, related party transactions are conducted with parties with which the Company has a close association.
The following table presents the impact of related party transactions on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$416	$525	$1,183	$1,598
General and administrative	154	167	556	603
Research and development	57	89	284	198
Sales and marketing	—	29	1	68
Total related party expenses	$627	$810	$2,024	$2,467

The following table presents the impact of related party transactions on the Company’s condensed consolidated balance sheets (in thousands):

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

	As of
	September 30, 2023	December 31, 2022
Prepaid assets	$98	$37
Total current assets	$98	$37

Accounts payable	$313	$30
Accrued liabilities	289	456
Total current liabilities	$602	$486
Under the terms of these related-party transactions, all amounts incurred and recognized are expected to be settled within one year from the date of the accompanying condensed consolidated balance sheets.
Additionally, during the nine months ended September 30, 2023, the Company engaged contractors that were related parties to perform development work for its product offerings. Amounts capitalized for internally developed software related to work performed by these related parties was $0.1 million during both the three and nine months ended September 30, 2023, and none during both the three and nine months ended September 30, 2022. The Company recorded $0.0 million amortization of related party internally developed software during both the three and nine months ended September 30, 2023. As of September 30, 2023, the net book value of related party internally developed software was $0.1 million.
On September 8, 2023, the Company entered into a privately-negotiated transaction with a stockholder to repurchase 1,525,027 shares of the Company’s common stock at a price per share of $16.43, for an aggregate purchase price of approximately $25 million. This represented a 5% discount on the Company’s 7-day moving average price on September 7, 2023. The repurchase settled on September 11, 2023, and was completed pursuant to the Company’s previously announced stock repurchase program authorized in May 2022.
Note 11 – Net (Loss) Income Per Share
The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted net (loss) income per share
Numerator:
Net (loss) income attributable to common stockholders	$(2,069)	$(2,894)	$(12,965)	$6,757
Denominator:
Weighted average common stock outstanding:
Basic	81,073,915	80,659,320	80,883,310	80,353,399
Diluted	81,073,915	80,659,320	80,883,310	82,364,835
Net (loss) income per share:
Basic	$(0.03)	$(0.04)	$(0.16)	$0.08
Diluted	$(0.03)	$(0.04)	$(0.16)	$0.08
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows:

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares outstanding for basic earnings per share	81,073,915	80,659,320	80,883,310	80,353,399
Effect of dilutive securities:
Options outstanding, unexercised	—	—	—	1,694,173
RSAs unvested	—	—	—	228,653
RSUs unvested	—	—	—	81,032
Purchase rights committed under the ESPP	—	—	—	7,578
Weighted average shares outstanding for diluted earnings per share	81,073,915	80,659,320	80,883,310	82,364,835
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net (loss) income per share attributable to common stockholders because their impact would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock outstanding, unexercised	3,080,624	2,833,199	3,080,624	1,833,279
Restricted stock units, unvested	5,116,305	3,174,027	5,116,305	757,859
Purchase rights committed under the ESPP	78,828	76,686	75,701	—
Total	8,275,757	6,083,912	8,272,630	2,591,138
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
Restructuring charges of $3.6 million for severance and related costs, net of $0.7 million previously vested share-based compensation, were recognized during the nine months ended September 30, 2023. These charges are reflected in restructuring-related costs on the Company’s condensed consolidated statements of operations.
A rollforward of the Company’s restructuring reserve balance for the nine months ended September 30, 2023, is as follows (in thousands):

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

Nine months ended September 30, 2023
Balance as of January 1, 2023	$—
Restructuring related costs	3,621
Payments	(3,621)
Balance as of September 30, 2023	$—

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
During the nine months ended September 30, 2023, the Company made updates to its provisional price allocation related to working capital adjustments resulting in changes to the acquisition’s opening balance sheet, including an increase to cash received of $0.3 million, a decrease to other current assets of $0.1 million, and an increase to accrued expenses of $0.6 million, with the corresponding net amount of $0.4 million as an increase to goodwill. As of September 30, 2023, the Company is still finalizing the provisional purchase price allocation related to final working capital adjustments and income tax effects.
Pro Forma Financial Information
The pro forma consolidated statements of operations data for the three and nine months ended September 30, 2022, give effect to the OpenClose acquisition, described above, as if it had occurred at January 1, 2021. These amounts have been calculated after adjusting the operating results of OpenClose for the following primary items: (1) additional intangible amortization from the transaction, (2) acquisition-related expenses incurred, and (3) the related tax effects of the above adjustments. For the three months ended September 30, 2022, pro forma revenue was $75.6 million, and pro forma earnings reflected net loss of $3.7 million. For the nine months ended September 30, 2022, pro forma revenue was $228.3 million, and pro forma earnings reflected net income of $4.4 million.
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
StreetShares is based out of Reston, Virginia, and is a financial technology company that provides digital small business lending technology to banks and credit unions. The acquisition is accounted for using the acquisition method of accounting whereby the acquired assets and liabilities are recorded at their respective fair values and added to those of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. Results of operations of StreetShares have been included in the operations of the Company beginning with the closing date of the acquisition.
During the nine months ended September 30, 2023, the $30.0 million held in escrow as contingent earnout proceeds was not earned and was released in its entirety back to the Company. The Company recognized $30.0 million as an increase to cash on its condensed consolidated balance sheets.
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
Goodwill Rollforward
A rollforward of the Company’s goodwill balance for the nine months ended September 30, 2023, is as follows (in thousands):

Nine months ended September 30, 2023
Balance at January 1, 2023	$608,657
Adjustments to OpenClose acquisition date fair value	431
Adjustments to StreetShares acquisition date fair value	245
Balance at September 30, 2023	$609,333

Special Note about Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2022, and our other SEC filings. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. You should not rely upon forward-looking statements as predictions of future events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•the impact of a continued and prolonged public health emergency such as the novel coronavirus, or COVID-19, pandemic and other global financial, economic, and political events on our industry, business, and results of operations;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, or our 2022 Annual Report on Form 10-K, filed with the SEC on March 9, 2023. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our 2022 Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on December 31. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
Overview
We are a leading provider of secure, cloud-based software solutions for financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and credit reporting agencies, or CRAs. Financial institutions are undergoing digital transformation as they seek to transition business models, create new revenue streams, and increase customer engagement. We support our customers’ digital transformations by helping them create a superior consumer experience with our mission-critical loan origination system, or LOS, digital lending platform, data verification solutions, and data analytics. Our solutions allow our customers to meet their clients’ financial needs across the institution, which enables improved client acquisition and retention. Additionally, our solutions allow our customers to operate more efficiently by enabling automated loan decisioning and enhanced risk management.
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
During the three months ended June 30, 2023, we completed our restructuring plan, which resulted in additional restructuring charges related to employee severance payments, employee benefits, and employee transition costs of $0.7 million, net of $0.4 million of previously vested share-based compensation. As of June 30, 2023, we incurred total restructuring charges of $3.6 million, with a corresponding total reduction to our workforce of approximately 11%.
Restructuring charges of $3.6 million for severance and related costs, net of $0.7 million previously vested share-based compensation, were recognized during the nine months ended September 30, 2023. These charges are reflected in restructuring-related costs on the Company’s condensed consolidated statements of operations.

Key Operating Measures
In addition to the GAAP measures described below in “—Components of Operating Results,” we monitor operating measures to evaluate growth trends, plan investments, and measure the effectiveness of our sales and marketing efforts. For a complete listing and definitions of our key operating metrics, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics” in our 2022 Annual Report on Form 10-K. There have been no material changes to our belief in the importance of these key operating measures, how we use these key operating measures in managing our business, or the definitions of our key operating measures during the three and nine months ended September 30, 2023; however, we have refined our methodology to incorporate process improvements around customer count, resulting in immaterial adjustments in prior periods to total customers, and, in turn, immaterially affecting other key operating measures such as annual recurring revenue, organic customer growth rate, and ARR net retention rate, as described below. We continue to improve our processes to track our key operating measures, which may subject these measures to future refinement.
Total Customers
Under the refined methodology, we had 2,033 and 1,898 customers on our platform as of December 31, 2022 and 2021, respectively. As of September 30, 2023 and 2022, we had 2,023 and 1,950 customers on our platform, respectively.
Using our prior calculation methodology, we had 2,034 and 1,901 customers on our platform as of December 31, 2022 and 2021, respectively, and 2,020 and 1,952 customers on our platform as of September 30, 2023 and 2022, respectively.
Annual Recurring Revenue
Under the refined methodology, our annual recurring revenue, or ARR, was $259.2 million and $240.1 million as of December 31, 2022 and 2021, respectively. As of September 30, 2023 and 2022, our ARR was $257.1 million and $249.1 million, respectively.
Using our prior calculation methodology, our ARR was $258.9 million and $240.1 million as of December 31, 2022 and 2021, respectively, and $257.0 million and $248.9 million as of September 30, 2023 and 2022, respectively.
Organic Customer Growth Rate
Under the refined methodology, our organic customer growth rate was 2.3% and 1.7% as of December 31, 2022 and 2021, respectively. As of September 30, 2023 and 2022, our organic customer growth rate was (0.5)% and 2.5%, respectively.
Using our prior calculation methodology, our organic customer growth rate was 2.2% and 2.2% as of December 31, 2022 and 2021, respectively, and (0.8)% and 2.9% as of September 30, 2023 and 2022, respectively.
ARR Net Retention Rate
Under the refined methodology, our ARR net retention rate was 100.3% and 109.5% for the measurement period ended December 31, 2022 and 2021, respectively. For the measurement period ended September 30, 2023 and 2022, our ARR net retention rate was 97.7% and 98.9%, respectively.
Using our prior calculation methodology, the ARR net retention rate was 100.2% and 109.5% for the measurement period ended December 31, 2022 and 2021, respectively, and 97.7% and 98.8% for the measurement period ended September 30, 2023 and 2022, respectively.

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
Our software solutions are primarily hosted in cloud-based hosting services and are generally available for use as hosted application arrangements under subscription fee agreements. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term generally beginning on the date our solution is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Revenue that is earned but not yet invoiced is recorded as unbilled receivables in accounts receivable. For the majority of our customers, additional fees for monthly usage above the levels included in the standard subscription fee are recognized as revenue in the month when the usage amounts are determined and reported.
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

Gross Profit and Gross Margin
Gross profit is revenues less cost of revenues, and gross margin is gross profit as a percentage of revenues. Gross profit has been, and will continue to be, affected by various factors, including the mix of our subscription fees, professional service and other revenues, the costs associated with our personnel, third-party vendors, and cloud-based hosting services, and the extent to which we expand our implementation and customer support services. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors. Our gross margin was 64.7% and 61.2% for the three months ended September 30, 2023 and 2022, respectively, and 63.6% and 63.4% for the nine months ended September 30, 2023 and 2022, respectively.
Operating Expenses
General and Administrative
General and administrative expenses consist primarily of salaries, and other personnel-related costs, including employee benefits, bonuses, and share-based compensation, of our administrative, finance and accounting, information systems, legal, and human resources employees. General and administrative expenses also include consulting and professional fees, insurance, franchise taxes, travel, and credit loss expense.
General and administrative expenses include depreciation of property and equipment and amortization of acquired intangible assets. Identifiable intangible assets with finite lives, such as customer relationships, trademarks, and non-competition agreements, are amortized over their estimated useful lives on either a straight-line or accelerated basis, depending on the nature of the intangible asset.
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
Total Other (Income) Expense, Net
Total other (income) expense, net consists primarily of interest expense attributable to our credit facilities and amortization of lender-related fees and other direct incremental costs of securing financing. partially offset by interest income from our interest-bearing cash accounts.
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
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is subsequently determined that deferred tax assets would be more likely than not realized in the future, in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. After a review of the four sources of taxable income (as described above), and after consideration of our continuing cumulative income position, inclusive of impact from permanent differences, as of September 30, 2023, we have not recorded a valuation allowance on its deferred tax assets.
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

Results of Operations
Condensed Consolidated Statements of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net	$76,488	$71,754	$229,038	$217,495
Cost of revenues:
Subscription and services (1)	22,488	23,812	69,973	68,292
Amortization of developed technology	4,524	4,003	13,488	11,287
Total cost of revenues	27,012	27,815	83,461	79,579
Gross profit	49,476	43,939	145,577	137,916
Operating expenses:
General and administrative (1)	23,218	21,423	70,182	60,416
Research and development (1)	11,248	11,518	36,814	30,414
Sales and marketing (1)	9,441	6,311	26,212	16,519
Acquisition related costs	—	163	—	2,549
Restructuring related costs (1)	—	—	3,621	—
Total operating expenses	43,907	39,415	136,829	109,898
Operating income	5,569	4,524	8,748	28,018
Other (income) expense, net:
Interest and other income	(1,342)	(327)	(2,596)	(706)
Interest expense	9,780	6,855	28,127	16,649
Total other expense, net	8,438	6,528	25,531	15,943
(Loss) income before (benefit from) provision for income taxes	(2,869)	(2,004)	(16,783)	12,075

(Benefit from) provision for income taxes	(800)	890	(3,818)	5,318
Net (loss) income	$(2,069)	$(2,894)	$(12,965)	$6,757

Net (loss) income per share:
Basic	$(0.03)	$(0.04)	$(0.16)	$0.08
Diluted	$(0.03)	$(0.04)	$(0.16)	$0.08
Weighted average common stock outstanding:
Basic	81,073,915	80,659,320	80,883,310	80,353,399
Diluted	81,073,915	80,659,320	80,883,310	82,364,835
(1)Share-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$910	$1,352	$2,919	$3,567
General and administrative	4,443	3,170	11,938	6,947
Research and development, net of amounts capitalized	1,709	2,092	5,368	4,457
Sales and marketing	1,260	639	2,654	1,530
Forfeitures included in restructuring related costs	—	—	(663)	—
Total share-based compensation expense	$8,322	$7,253	$22,216	$16,501

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenues, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues, net	$76,488	$71,754	$4,734	7%	$229,038	$217,495	$11,543	5%
Revenues increased for both the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022. The increase was primarily due to the net effect of increased revenue from our Lending Software Solutions, which is driven by increases from new and ramping customers as well as increases in volume and revenue from existing customers, partially offset by decreased revenue from our Data Verification Services, which is driven by the anticipated decline in mortgage refinance application volumes. For both of our solutions, we receive incremental revenues if customers exceed their minimum commitments for monthly transactions, which typically is based off of number of applications or closed and funded loans for Lending Software Solutions and credit, tenant, or employment verification reports for our Data Verification Software Solutions.
During the nine months ended September 30, 2023, the Company updated its estimate of variable consideration associated with one of the Company’s channel reseller contracts acquired through a past acquisition, which resulted in a $2.3 million reduction in Lending Software Solutions revenue for the period. The change in the estimate of variable consideration for that period was due to a commercial dispute with the reseller in the period, which resulted in a reduction in the amount the Company expected to receive under this contract, as receipt of this amount was no longer considered to be probable, leading to the reduction in revenue.

Cost of Revenues and Gross Profit
Subscription and services

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Subscription and services	$22,488	$23,812	$(1,324)	(6)%	$69,973	$68,292	$1,681	2%
Subscription and services cost of revenues decreased $1.3 million, or 6%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was partially due to the combined effect from a $0.6 million decrease in third-party costs, driven by lower Data Verification Software Solutions application volumes, and decreased share-based compensation expenses of $0.4 million, driven by lower amortization expense from stock options and restricted stock units as a result of forfeitures in the second quarter of 2023 related to our Restructuring Plan. Compensation and benefits spend decreased, largely due to lower headcount related to our Restructuring Plan.
Subscription and services cost of revenues increased $1.7 million, or 2%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to a $2.5 million increase in additional cloud-based data storage costs. Compensation and benefits spend increased, largely due to additional employee headcount, including headcount related to acquisitions. The increase was partially offset by a $2.7 million decrease in third-party costs driven by lower Data Verification Software Solutions application volumes, which, in turn, were driven by the anticipated decline in mortgage refinance application volumes.

Amortization of Developed Technology

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Amortization of Developed Technology	$4,524	$4,003	$521	13%	$13,488	$11,287	$2,201	20%
Amortization of developed technology increased $0.5 million, or 13%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was due to increased amortization for internally developed software and additional amortization on developed technology from the acquisition of OpenClose, which occurred in the fourth quarter of 2022.
Amortization of developed technology increased $2.2 million, or 20%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was due to increased amortization for internally developed software and additional amortization on developed technology from the acquisitions of StreetShares and OpenClose, which occurred in the second quarter of 2022 and fourth quarter of 2022, respectively.
Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Gross profit	$49,476	$43,939	$5,537	13%	$145,577	$137,916	$7,661	6%
Gross profit increased $5.5 million, or 13%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to the combined effect of a net increase in revenue and a decrease in cost of revenues. For revenue, Lending Software Solutions revenue growth was partially offset by a decrease in Data Verification Services revenue. For cost of revenues, there was a decrease due to the combined effect of a decrease in third-party costs, driven by lower Data Verification Software Solutions application volumes, and lower stock compensation expense and personnel-related costs, largely from lower headcount as a result of our Restructuring Plan.
Gross profit increased $7.7 million, or 6%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to the net effect from the net increase in revenue resulting from increased Lending Software Solutions revenue, partially offset by decreased Data Verification Services revenue, and increased cost of revenues from increased cloud-based data storage costs and increased personnel-related expenses, which were partially offset by a decrease in third-party costs driven by lower Data Verification Software Solutions application volumes.
Operating Expenses
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
General and administrative	$23,218	$21,423	$1,795	8%	$70,182	$60,416	$9,766	16%
General and administrative expenses increased $1.8 million, or 8%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily related to the combined effect from increased share-based compensation expenses of $1.3 million related to increased amortization expenses from stock options and restricted stock units in 2023 compared to the same period in 2022, and increased amortization of intangible assets of $0.6 million primarily related to additional amortization from the acquisitions of StreetShares and OpenClose.
General and administrative expenses increased $9.8 million, or 16%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily related to the combined effect from increased share-based compensation expenses of $5.0 million related to increased amortization expenses from stock options and restricted stock units in 2023 compared to the same period in 2022, increased compensation and benefits expenses largely from additional employee headcount, including headcount related to acquisitions, and increased amortization of intangible assets of $1.7 million, primarily related to additional amortization from the acquisitions of StreetShares and OpenClose.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Research and development	$11,248	$11,518	$(270)	(2)%	$36,814	$30,414	$6,400	21%
Research and development expenses decreased $0.3 million, or 2%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was primarily related to $0.4 million lower share-based compensation expense driven by lower amortization expense from stock options and restricted stock units in 2023 compared to the same period in 2022.
Research and development expenses increased $6.4 million, or 21%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily related to additional personnel-related expenses from increased employee and contractor headcount on our research and development teams. Share-based compensation also increased $0.9 million driven by higher amortization expense from stock options and restricted stock units in 2023 compared to the same period in 2022.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Sales and marketing	$9,441	$6,311	$3,130	50%	$26,212	$16,519	$9,693	59%
Sales and marketing expenses increased $3.1 million, or 50%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to the combined effect from higher personnel-related expenses from increased headcount on our sales and marketing teams, increased commission expenses of $0.4 million, net of amounts capitalized, and increased share-based compensation of $0.6 million due to increased amortization in 2023 compared to the same period in 2022.
Sales and marketing expenses increased $9.7 million, or 59%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to the combined effect from higher personnel-related expenses from increased headcount on our sales and marketing teams, increased commissions expense of $1.5 million, net of amounts capitalized, and increased share-based compensation expenses of $1.1 million due to increased amortization in 2023 compared to the same period in 2022.
Acquisition Related Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Acquisition related costs	$—	$163	$(163)	(100)%	$—	$2,549	$(2,549)	(100)%
Acquisition related costs decreased $0.2 million, or 100%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was due to costs directly related to the acquisition of StreetShares during the three months ended September 30, 2022, as well as additional professional services costs incurred while pursuing other strategic opportunities that were not repeated during the same period in 2023. There have been no acquisitions and no acquisition related costs for the three months ended September 30, 2023.
Acquisition related costs decreased $2.5 million, or 100%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was due to costs directly related to the acquisition of StreetShares during the nine months ended September 30, 2022, as well as additional professional services costs incurred while pursuing other strategic opportunities that were not repeated during the same period in 2023. There have been no acquisitions and no acquisition related costs for the nine months ended September 30, 2023.
Restructuring Related Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Restructuring related costs	$—	$—	$—	—%	$3,621	$—	$3,621	100%
Restructuring related costs are costs related to the Restructuring Plan that went into effect during the nine months ended September 30, 2023. Restructuring related costs incurred during the nine months ended September 30, 2023, were $3.6 million, primarily related to cash payments for severance, net of non-cash stock compensation forfeitures, and other termination-related costs. There were no restructuring related costs during the three months ended September 30, 2023 or the three and nine months ended September 30, 2022.
Total Other Expense, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Total other expense, net	$8,438	$6,528	$1,910	29%	$25,531	$15,943	$9,588	60%
Total other expense had a net increase of $1.9 million, or 29%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to the net effect from higher interest expense due to rising rates on our variable rate term loan during the three months ended September 30, 2023, partially offset by increased interest income of $1.2 million related to the Company’s money market mutual fund.
Total other expenses had a net increase of $9.6 million, or 60%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to the net effect from higher interest expense due to rising rates on our variable rate term loan during the three months ended September 30, 2023, partially offset by increased interest income of $2.4 million related to the Company’s money market mutual fund.
(Benefit from) Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
(Benefit from) provision for income taxes	$(800)	$890	$(1,690)	(190)%	$(3,818)	$5,318	$(9,136)	(172)%
Benefit from income taxes was $0.8 million for the three months ended September 30, 2023, compared to a provision for income taxes of $0.9 million for the three months ended September 30, 2022. Provision for income taxes decreased $1.7 million, or 190%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease in the provision for income taxes was primarily due to a decrease in earnings before income tax during the three months ended September 30, 2023.
Benefit from income taxes was $3.8 million for the nine months ended September 30, 2023, compared to a provision for income taxes of $5.3 million for the nine months ended September 30, 2022. Provision for income taxes decreased $9.1 million, or 172%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease in the provision for income taxes was primarily due to a decrease in earnings before income during the nine months ended September 30, 2023.

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
As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents of $97.6 million and unused capacity under our revolving line of credit of $50.0 million. During the three months ended June 30, 2023, $30.0 million held in an escrow deposit account for a contingent earnout related to our StreetShares acquisition that was not earned and was released back to us in its entirety, and we recognized the $30.0 million as cash on our condensed consolidated balance sheets. Based upon our current levels of operations, we believe that our cash flows from operations along with our other sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.
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
One lease, which was with a related party, expired in December 2022, so there were no monthly payments during the nine months ended September 30, 2023. The monthly payments during the nine months ended September 30, 2022, were $0.1 million.
Debt
For a detailed description of our debt, please see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Net cash provided by (used in):
Operating activities	$55,486	$67,235	$(11,749)	(17)%
Investing activities	24,194	(60,350)	84,544	140%
Financing activities	(37,900)	(4,778)	(33,122)	(693)%
Net increase in cash, cash equivalents	$41,780	$2,107	$39,673	1,883%

Cash Flows from Operating Activities
Our largest source of operating cash is cash collection from sales of subscription fees to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, payments to third-party vendors, and interest expense.
Operating cash flow is derived by adjusting our net (loss) income for non-cash operating items, such as depreciation and amortization, amortization of debt issuance costs, share-based compensation expense, deferred income taxes, loss on disposal of property and equipment, and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.
For the nine months ended September 30, 2023, cash provided by operating activities was $55.5 million. Net loss was $13.0 million, adjusted by non-cash charges of $62.6 million and an increase of $5.8 million related to operating assets and liabilities. The non-cash charges consist primarily of depreciation and amortization of $43.4 million and share-based compensation of $22.2 million. Net cash inflows from changes in operating assets and liabilities of $5.8 million primarily consisted of increases to deferred revenue of $9.3 million and accounts payable of $3.6 million, partially offset by increased prepaid expenses and other assets of $4.6 million, and increased accounts receivable of $1.7 million.
For the nine months ended September 30, 2022, cash provided by operating activities was $67.2 million. Net income was $6.8 million, adjusted by non-cash charges of $63.1 million and an increase of $2.7 million in operating assets and liabilities. The non-cash charges consist primarily of depreciation and amortization of $39.7 million, share-based compensation of $16.5 million, and deferred income taxes of $5.2 million. Net cash outflows from changes in operating assets and liabilities of $2.7 million primarily consisted of increased accounts receivable of $7.0 million due to increased revenue and timing of cash receipts, increased prepaid expenses and other assets of $2.5 million, decreased accrued liabilities of $0.2 million, and decreased accounts payable of $0.5 million due to timing, mostly offset by increased deferred revenue of $7.5 million.
Cash Flows from Investing Activities
Net cash provided by investing activities of $24.2 million for the nine months ended September 30, 2023, consisted primarily of $30.0 million released from escrow during the nine months ended September 30, 2023, partially offset by $7.0 million for capitalized software additions.
Net cash used in investing activities of $60.4 million for the nine months ended September 30, 2022, consisted of $23.1 million of cash paid for the acquisition of StreetShares, $30.0 million cash paid for an escrow deposit for contingent consideration as a part of the StreetShares acquisition agreement, $6.3 million for capitalized software additions, and $0.9 million for purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities of $37.9 million for the nine months ended September 30, 2023, consisted of $35.7 million cash paid to repurchase our common stock, $3.3 million of principal payments of long-term debt, and $1.4 million taxes paid related to net share settlement of RSUs, partially offset by $1.6 million of proceeds from the exercise of stock options.
Net cash used in financing activities of $4.8 million for the nine months ended September 30, 2022, consisted of $3.3 million payment of the Regulation A+ investor note that we assumed as part of the StreetShares acquisition, $2.2 million principal payments of long-term debt, $0.3 million cash paid to repurchase our common stock, $0.9 million proceeds from our employee stock purchase plan, and $0.2 million of proceeds from exercise of stock options. Principal repayments on our term loan started in June 2022 and are payable quarterly.
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
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock involves substantial risks. You should carefully consider the risks and uncertainties described below and in our 2022 Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, including the financial statements and the related notes, before deciding to invest in our common stock. Any of the risk factors we describe below could have a material adverse effect on our business, financial condition, results of operations, cash flow, and prospects. The market price of our common stock could decline if one or more of these risks or uncertainties develop into actual events, causing you to lose all or part of your investment. Other risks, events, and uncertainties that we do not currently anticipate or that we currently deem immaterial may also affect our business. Certain statements contained in the risk factors described below are forward-looking statements. See the section titled “Special Note about Forward-Looking Statements” for more information.
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
Risks Related to Our Strategy and Industry
Mortgage lending volume has been lower in 2023 than it was at the same point in 2020, 2021, or 2022 due to various economic factors, including increased mortgage interest rates, which could adversely affect our business.
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
A security breach or compromise could result in operational disruptions, loss, compromise, unauthorized use of, or access to, alteration, or corruption of customer data or customers’ client data or data we rely on to provide our software solutions, including our analytics initiatives and offerings, that impair our ability to provide our software solutions and meet our customers’ requirements. Such impairment would result in decreased revenues and otherwise materially negatively impact our financial results. Also, the occurrence, or perception of an occurrence, of any of these events could results in a loss of confidence in the security of our services, irreparable reputational damage, a decline in current and prospective customer use of our software solutions, business disruptions, increases in cybersecurity insurance premiums, and allocation of significant financial and operational resources in response, including repairing system damage, increasing security protection costs by deploying additional personnel and protection technologies, and defending against and resolving legal and regulatory claims and proceedings. The detection, prevention, and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional financial burdens due to additional direct and indirect costs, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. Furthermore, data security breaches and compromises could expose us to legal, regulatory, and financial exposure and liability, notification requirements, third-party claims and lawsuits, indemnification, or other claims from customers and other third parties, regulatory investigations or proceedings, fines, or other actions or liabilities, which could materially and adversely affect our business and results of operations. In addition, some of our customers contractually require notification of data security breaches or compromises and include representations and warranties in their contracts with us that our software solutions comply with certain legal and technical standards related to data security and privacy and meets certain service levels. In certain of our contracts, a data security breach or compromise or operational disruption impacting us or one of our vendors, or system unavailability or damage due to other circumstances, may constitute a material breach and give rise to a customer’s right to terminate their contract with us or may cause us to be liable for certain monetary penalties, including as a result of a failure to meet service level agreements.
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
We have been in the past and may be, at any point, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by current or former employees. In other instances, our customers become involved in litigation where we are required to provide information pursuant to a court order, subpoena, or customer request. From time to time, we also may initiate litigation to enforce our rights, including with respect to payments that we are owed. Litigation could result in reputational damage and substantial costs and may divert management’s attention and resources, any of which may adversely impact our business, overall financial condition, and results of operations and affect the value of our common stock. While we maintain insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. We are not currently aware of any material pending or threatened litigation against us but can make no assurances the same will continue to be true in the future.
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
We have a significant amount of goodwill and other intangibles. Our goodwill and other intangible asset balances as of September 30, 2023, were approximately $609.3 million and $262.8 million, respectively. We test goodwill at least annually, on October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. Testing involves estimates and judgments by management. Such assets are considered to be impaired when the carrying value of an intangible asset exceeds its estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. While no impairment has been recorded in the consolidated financial statements included in this Quarterly Report on Form 10-Q, any future impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.
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
Risks Related to Potential Conflicts of Interests and Related Parties
We are a controlled company within the meaning of the NYSE rules and, as a result, qualify for and may rely on exemptions from certain corporate governance requirements.
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Discover Fund, L.P., Thoma Bravo Discover Fund A, L.P., Thoma Bravo Discover Fund II, L.P., Thoma Bravo Discover Fund II-A, L.P., and Thoma Bravo Discover Executive Fund II, L.P., or collectively, the Thoma Bravo Funds, and its related entities own a majority of the voting power of our outstanding common stock. As a result, we are a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:
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
We have historically and, for so long as we are a controlled company, may use some or all of these exemptions. Additionally, our current executive officers, directors, and the Thoma Bravo Funds beneficially own a substantial majority of our issued and outstanding shares of common stock as of October 27, 2023. These stockholders may be able to determine all matters requiring stockholder approval including, but not limited to, elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Thoma Bravo has a controlling influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
As of October 27, 2023, Thoma Bravo and its related entities beneficially own, in the aggregate, approximately 51.2% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy and would have sufficient voting power to determine the outcome of all matters requiring stockholder approval. These matters may include:
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
In May 2022, our board of directors approved a stock repurchase program under which we are authorized to purchase up to $75.0 million of our common stock from time to time. Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. Further, our stock repurchases could affect our stock trading prices, increase their volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock. We are in the process of evaluating the impacts of the IRA’s excise tax on our stock repurchase program. At present, we do not anticipate that the statute, or the final regulations to be issued by the United States Department of the Treasury concerning the excise tax, will have a material impact on our results of operations.
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
The following table summarizes the stock repurchase activity for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands) (1)
July 1 to July 31, 2023	—	$—	574,148	$66,479
August 1 to August 31, 2023	—	—	574,148	66,479
September 1 to September 30, 2023	1,845,708	16.53	2,419,856	35,964
Total	1,845,708
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), except as follows:
•On August 9, 2023, Sean Blitchok, Chief Financial Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) covering the sale of up to an aggregate of 107,921 shares of common stock, subject to trading under certain conditions. The actual number of shares of common stock sold pursuant to this plan will be less, after shares are withheld to satisfy tax withholding obligations in connection with the net settlement of equity awards. The trading plan’s maximum duration is until November 9, 2024, with first trades to occur November 8, 2023, at the earliest.

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

MERIDIANLINK, INC.

Dated: November 3, 2023	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2023	By:	/s/ Sean Blitchok
	Name:	Sean Blitchok
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)