Form 10-K
period 2023-12-31
MeridianLink, Inc.
filed 2024-03-12
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2023, as reported by the NYSE on such date was approximately $549.5 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 7, 2024, there were 76,318,174 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s definitive proxy statement shall not be deemed to be filed as part hereof.

MeridianLink, Inc.

This Annual Report on Form 10-K for the year ended December 31, 2023, or our Annual Report on Form 10-K, includes trademarks, such as MeridianLink®, which are protected under applicable intellectual property laws and are the property of MeridianLink, Inc. or its subsidiaries. This Annual Report on Form 10-K also contains trademarks, service marks, copyrights, and trade names of other companies, which are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.
In this Annual Report on Form 10-K, the terms “MeridianLink,” “we,” “us,” and “our” refer to MeridianLink, Inc. and its subsidiaries, unless the context indicates otherwise.

Special Note about Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission, or SEC. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. You should not rely upon forward-looking statements as predictions of future events. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•the impact of global financial, economic, and political events on our industry, business, and results of operations;
•our ability to successfully identify, acquire, and integrate complementary businesses and technologies, and our expectations regarding the expected impact of such acquisitions on our business;
•our ability to hire and retain necessary qualified employees to grow our business and expand our operations;
•our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate the identified material weakness in our internal control over financial reporting;
•our stock repurchase programs, including the execution and amount of repurchases and financing sources for any such repurchases;
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
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.
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

PART I
Item 1. Business
BUSINESS
Our Vision and Mission
At MeridianLink, our vision is to power life’s important financial moments and our mission is to be the most trusted financial services technology platform, enabling our customers to focus on what’s truly important: their employees, clients, and communities.
Who We Are
We are an industry-trusted software and services company, having earned our market-leading position by serving financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and consumer reporting agencies, or CRAs, for more than 25 years. With our mission-critical lending, account opening, and data verification software solutions, our customers can accelerate their digital transformation and better serve their clients’ needs. By providing a more personalized, automated client experience, our customers can improve client acquisition and retention while operating more efficiently.
MeridianLink empowers customers to drive efficient growth throughout the consumer lifecycle, including mortgage, and business lending portfolios. Our composable, cloud-based lending software and data verification software solutions harness the power of shared intelligence from a unified data platform, providing seamless integration for optimal efficiency throughout the customer’s organization. Through MeridianLink One, our end-to-end, multi-product platform, financial institutions can more quickly reduce costs and capture growth opportunities, all while powering an enhanced experience for staff and clients alike.
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
Our data verification software solutions enable our customers to service their clients and make smarter business decisions by retrieving verification data for credit, income, employment, property, and fraud prevention. In addition to verifying third-party data, our software solutions represent the systems that customers use to efficiently run their businesses through order processing and billing. Our data verification software solutions include Mortgage Credit Link, a versatile, stable, and powerful web-based fulfillment hub for consumer data verification, and TazWorks, a comprehensive background screening software solution with productivity and mobile engagement tools. To capitalize on the credit bureaus and other available sources, financial institutions of all sizes turn to MeridianLink to optimize scoring and data management. Instead of investing in wasted development time, customers connect to a single application programming interface, or API, to access credit and verification data from dozens of resellers and service providers.
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

Who We Serve
We have had the privilege of helping our customers to revamp their lending and account opening processes, reduce operational costs, and increase revenue. As of December 31, 2023, our customer mix includes approximately 2,000 diverse financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and CRAs. Our technology enables our customers to bridge the functional silos of their institutions and thereby increase their ability to serve more of their clients’ needs and achieve incremental revenue.
History
We have expanded our offerings and customer base through a combination of in-house initiatives and acquisitions to support continuous innovation for our customers’ benefit. For our first two decades, our expansion was driven by internal product initiatives and market development. Immediately after the investment by Thoma Bravo UGP, LLC and its affiliated entities, or Thoma Bravo, into MeridianLink in May 2018, we acquired CRIF Corporation, or CRIF, in June 2018.
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
In April 2021, we acquired Saylent Technologies, Inc., or Saylent. Saylent is a data analytics and marketing solution that offers insights to financial institutions that help drive account and credit and debit card usage. They determine the ideal target audiences, and deploy customized marketing campaigns with fully automated, multi-channel outreach.
In April 2022, we acquired StreetShares, Inc., or StreetShares, a financial technology company that offers digital small business lending technology to banks and credit unions. The acquisition complements our existing lending platform and enhances our small business lending capabilities.

In November 2022, we acquired Beanstalk Networks LLC, doing business as OpenClose, a leader in mortgage lending technology, with a particular focus on supporting depository institutions. This transaction has improved our platform by providing additional advanced, more open, and more customer-friendly capabilities, particularly through our Point of Sale solution. In addition to improving our capabilities, this transaction presents benefits of increased scale and helps solidify our position in the depository market.
Growth Strategy
We believe there are significant growth opportunities driven by end-market expansion and geographic extension. We seek to capture additional growth driven by acquisitions of new customers, organic cross-sell and upsell opportunities with our existing customers, and potential strategic acquisitions. We intend to continue growing our business by executing on the following strategies:
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
•Expand our target market. Our current focus is on the middle-market, catering predominantly to financial institutions such as community banks and credit unions with assets under management between $100 million and $10 billion. We believe a large opportunity exists in expanding our target market to new customers with less than $100 million or greater than $10 billion in assets under management. In our down market, smaller institutions commonly use spreadsheets or other inexpensive alternatives. These companies have a smaller volume of loans per month, but we have developed targeted solution packages with lower implementation fees to address their primary needs.
•Pursue unrealized upsell and cross-sell into customer base. Our go-to-market strategy and partnerships drive incremental revenue and customer cross-sell growth. We have demonstrated our ability to retain customers with strong annual customer retention and to expand existing customers’ solution adoption through upselling and cross-selling. We believe there is further opportunity to expand within and across our existing customer base by cross-selling all consumer loan types, upselling modules of existing products, and promoting the adoption of new products. Further, our transaction-based pricing structure means that our revenue opportunity grows along with our customers’ volumes.
•Launch new products. We are focused on introducing new solutions and enhancing services and capabilities in areas including digital lending, data insights, collections, data verification, and marketing automation to further expand our reach into the lending and data verification markets. We are enhancing our offerings to create additional value for new and existing customers in order to increase our share-of-wallet and further distance ourselves from our competition. We continue to develop our end-to-end, multi-product platform, MeridianLink One. The platform connects our trusted products into one powerful platform to turn lending automation, cross-selling, and loan optimization into a transformational experience. For more information on this unified, cloud-native SaaS platform, please see the section titled “—Technology and Solutions.”
•Expand monetization of Partner Marketplace. We have designed our solutions to act as the gateway for third parties to access our financial institution and CRA customers, accelerating the loan application and decisioning processes and reducing expenses. We are able to capitalize on one-time service fees, recurring integration fees, and ongoing revenue share in platform partner fees. As we grow our business, we expect to bring on additional vendor partners driving further monetization opportunities. We also intend to cultivate and leverage network partners to grow our market presence and drive greater sales efficiency.
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

•Leverage interconnected data platform and digital solutions to enable customers to continue scaling over time. With MeridianLink One, our multi-product platform hosted on the public cloud, we are able to partner with customers on a long-term growth roadmap and offer new products and capabilities needed as they scale. Our interconnected data, digital solutions, and lending solutions harness the power of shared intelligence enabling customers to identify growth opportunities and easily add capabilities to meet the evolving digital needs of the market. In 2022, we successfully completed the migration to the public cloud to drive enhanced capacity, flexibility, and security of our software solutions. This separates MeridianLink from legacy systems and enables us to provide an even better experience for our customers, driven by the highly scalable and configurable nature of our platform, regardless of the size and complexity of the financial institution.
•Increase penetration domestically and enhance solutions for international expansion. Today, our revenues are all domestic, and the U.S. market provides substantial runway for continued growth. In addition, we believe that enhancing our capabilities to serve customers in international markets represents an opportunity to deliver our solutions and expand our customer base to financial institutions of all sizes and complexities around the world.
Technology and Solutions
Our software provides our customers with an end-to-end solution that improves workflow within a financial institution. Our solutions are not only focused on driving increased loan origination and partner interactions at each digital touch point, but they also help our customers simplify how loans are processed and decisioned, so that increased client volume does not materially increase costs incurred by our customers. This enhanced efficiency enabled by the improved workflow we facilitate allows our customers to improve their financial performance. Our actively marketed solutions and services include Lending Software Solutions, which enable financial institutions to better serve consumers and businesses, and Data Verification Software Solutions, which are utilized by CRAs. Our software solutions include:
•Point of Sale Systems;
•Account Opening Software;
•Consumer LOS;
•Mortgage LOS;
•Business Lending Software;
•Marketing Automation Software;
•Data Verification Software;
•Collection Software; and
•Analytics and Business Intelligence.

Our technologies directly connect our financial institution customers and the clients they serve, creating an omni-channel experience by integrating all potential client touch points onto a single platform. We provide software solutions that simplify loan decisioning, deposit and loan origination, and workflow by providing accurate information within a streamlined user-friendly platform. With 25 years of experience serving financial institutions, our solutions have been designed to help consistently drive value through increased profitability and efficiency while facilitating regulatory compliance. With a broad set of integrated third-party capabilities and a robust underwriting and pricing engine, our solutions can be configured to fit the needs of a wide variety of financial institutions. In connection with our ongoing development and launch of MeridianLink One, in February 2021, we introduced a product-wide rebranding of our offerings under the unified brand of MeridianLink. Our rebranded core offerings include our Lending Software Solutions and our Data Verification Software Solutions as highlighted in the graphic above and further described below.
Lending Software Solutions
MeridianLink One
MeridianLink One is our multi-product platform that can be tailored to meet the needs of our customers as they digitally transform their organizations and adapt to changing business and consumer demands. Moreover, our expert consultants offer strategic guidance and customized solutions through our modular platform so customers can more quickly reduce costs and increase revenue, efficiency, and customer satisfaction. MeridianLink One provides an all-in-one digital lending and deposit account opening platform that is powered by a smart cross-sell optimization engine. The platform spans mortgage, business lending, and consumer loan origination, offering enhanced transparency and efficiency to process loans. We designed a patented debt optimization engine to deepen the integration of our data verification and LOS solutions to empower loan officers to maximize loan acceptance rates, boost cross-sell opportunities, and deepen their relationships with clients. Additionally, the platform provides access to our large network of third-party integrations that further accelerate the loan process and reduce expenses for our customers.
MeridianLink Portal
We offer Point of Sale, or POS, systems through MeridianLink Portal and MeridianLink Access that allow financial institutions, regardless of size, to easily expand existing lending and deposit account origination platforms to online consumers while ensuring control of the entire online application experience. From the ability to determine which loan and deposit account applications to make available online, to customizing the look and feel to match an existing web presence, our system has hundreds of configurations available to tailor the online application process to meet a financial institution’s business objectives. Our POS system is the consumer touch point and funnel for consumer loans by integrating seamlessly with the all-in-one platform consumer LOS and account opening software so that online applications route securely and reliably into the customer’s existing platform. In October 2023, we launched MeridianLink Access, our new POS solution that provides enhanced configurability, enabling customers to fine-tune and personalize their consumer-facing processes in alignment with the unique requirements of their institution. MeridianLink Access will join MeridianLink Portal as our second POS solution for financial institutions.
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
MeridianLink Mortgage
We offer cloud-based software designed for financial professionals to optimize the end-to-end mortgage loan origination process through our MeridianLink Mortgage product. We use automation, technology, and a dedicated support staff to help lenders deliver fast and compliant loans. This includes a complete decision engine that provides deep credit analysis, automated condition generation, and automated fee calculations – all of which increase the efficiency of the origination. Our suite of tools (including MeridianLink Mortgage Access, Open API, PriceMyLoan, eDocs, LenderAssist, DecisionAssist, and web portals) allows for individual customization while enabling regulatory compliance.

MeridianLink Business

Originally launched as the Atlas Platform by StreetShares, which we acquired in 2022, MeridianLink Business is a key component of our multi-product platform, MeridianLink One. Our business lending offering brings together the innovation of both the StreetShares and MeridianLink teams to optimize financial institutions’ business lending capabilities. MeridianLink Business serves financial institutions looking for lending capabilities that serve businesses in their communities. MeridianLink Business provides certain functions specifically for business lending, which are not found within MeridianLink Consumer, such as automated cash flow statement creation, business credit reports, and business risk and identity verification.
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

Analytics and Business Intelligence
We offer a range of solutions that deliver the quality and expertise of an internal team through agile analytics and business intelligence tools, currently offered through MeridianLink Engage, MeridianLink Consulting, MeridianLink Data Connect, and MeridianLink Insight. Our analytics tools are aimed at maximizing our customers’ credit portfolio performance through tailored services, as well as allowing our customers to make better and faster business decisions. The solutions are designed with interactive visualizations and various filter dimensions to enable our customers to optimize their experience. We provide intuitive dashboards, easy-to-read reports, and a powerful exploratory sandbox, presenting a comprehensive solution for a multi-level audience while providing insights for omni-channel execution.
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
Financial Model and Key Metrics
Our revenues are broken out among three components: subscription fees, professional services, and other revenues. Our subscription fees consist of revenues from software solutions that typically are multi-year contracts with an initial term of three years or more. Our customer contracts are typically not cancellable without penalty. Our subscription fee revenues include annual base fees, platform partner fees, and, depending on the solution, fees per search or per loan application or per closed loan (with some contractual minimums based on volume) that are charged on a monthly basis, which we refer to as volume-based fees. Our professional service fees are driven by professional services for the setup and configuration of platform modules for customer needs as well as certain consulting engagements regarding best practices and analytics. Our other fees consist of one-time and recurring fees that include implementation fees, annual fees, and revenue sharing based on revenue generated, applications or loans, or some combination of the above.
We have high customer and revenue retention due to the nature of the services we provide, which are designed to automate complex workflows and integrations for the customer. For example, onboarding and loan origination workflows within financial institutions are complicated with significant compliance requirements and often require integration with legacy systems that are highly customized and fragmented.
Our pricing model provides us with several monetization opportunities to receive revenues in excess of what is contractually committed by our customers. Current pricing requires a contractual commitment for a minimum revenue amount, which correlates to an allowable amount of applications in that month. Customers can achieve lower per application pricing by contracting for a higher monthly revenue commitment. Customers pay on a per transaction basis if their volume surpasses their minimum commitment level. For non-mortgage consumer loans, including personal loans, auto loans, and credit cards, clients pay per-application, regardless of whether the application is accepted or denied. For our mortgage loan product, clients pay per-funded loan.

An additional opportunity for generating revenues in excess of what is contractually committed is through our Partner Marketplace. Through reseller and referral relationships, we receive revenues based on our customers’ use of a partner’s services. In many instances, our partners have their own sales and marketing efforts targeted at our customers, and when those third-party sales efforts are successful for our partners, it also generates fees for us. We also market our partners’ solutions to our customers as a way to generate revenues and also to ensure that our customers are leveraging the full benefit of our solution, which includes the capabilities offered through our partners.
Sales and Marketing
Our sales team primarily consists of our new logo sales teams, which focus on selling into accounts that currently do not have a relationship with us, and our customer sales team, which sells into existing customer accounts. Our sales teams are supported by our sales engineers, who demonstrate the functionality of our solutions to prospects, and our revenue operations team which manages reporting, analytics, and sales enablement.
Our new logo teams are responsible for expanding our customer base. These teams are trained to nurture our customer prospects, including through discovery of such prospects’ currently implemented solutions, if any, and through demonstration of the capabilities our solutions offer and the potential benefits to the customer prospect if they implement our solutions.
Our customer sales team maintains close relationships with existing customers and acts as advisors to each customer, helping them identify and understand their specific needs, challenges, goals, and opportunities with the intention to expand the breadth of our solutions the customer currently uses. It is the role of this team to ensure that our existing customers get the maximum benefit from the breadth of the solutions we provide.
We also have a sales team supporting our channel partners to ensure they receive the sales support that is required to capitalize on prospects that are identified through the partner’s selling efforts. The channel sales team also seeks to identify new potential channel partners who can expand the breadth of our reach to potential prospects.
To build brand awareness, thought leadership and generate qualified sales opportunities, we conduct digital marketing campaigns, webinars, public relations campaigns, lead development activities, and advertise through multiple avenues, including industry publications and conferences. In addition to such digital marketing campaigns within the marketing team, we also employ a team of business development representatives who are responsible for generating qualified sales opportunities for both the new logo and the existing customer sales teams. We have also historically hosted an in-person annual forum to foster a customer community, showcase our most recent solution enhancements, and engage in a discussion on the direction and roadmap of our solutions. The annual MeridianLink LIVE 2023 user forum gave us the opportunity to engage with over 1,000 participants in person.
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

Our primary competitors in the mortgage loan origination market are Calyx, Intercontinental Exchange, Mortgage Cadence, and, to a lesser extent, Optimal Blue and Empower LOS, which were acquired by subsidiaries of Constellation Software Inc. in 2023 in connection with divestitures by Black Knight. The capabilities provided by a mortgage loan origination system are a point of focus for financial institutions as decreasing mortgage loan volume and rising origination costs continue to drive demand for systems that optimize lending decisions and loan composition in an automated, accurate manner. We believe our SaaS-based end-to-end origination solution, MeridianLink One, for all consumer loan types, accounting opening, deposit applications, and more allows us to differentiate ourselves from our competitors.
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
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names in the United States to the extent we determine appropriate and cost-effective. As of December 31, 2023, we have a total of 21 registered trademarks in the United States. We also have registered domain names for websites that we use in our business, such as www.meridianlink.com and other variations, including domains from acquisitions. Additionally, the U.S. Patent and Trademark Office issued to MeridianLink U.S. Patent Number 11,250,505. The patent is titled “Optimizing Loan Opportunities in a Loan Origination Computing Environment” and relates to MeridianLink’s loan origination platforms. MeridianLink also has certain patents by assignment from its acquisition of StreetShares.
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
Human Capital Management
We believe that our success in providing great products and support to our customers is due in large part to the drive, creativity, and overall strength of our workforce. One of our core business objectives is to foster an exceptional employee experience. We strive to provide programs and initiatives for our employees to help attract, motivate, and retain highly qualified talent. As of March 7, 2024, we had a total of 676 employees, all operating within the United States. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We believe our employee relations are strong based on employee surveys and feedback. We are proud to have earned the Great Place to Work® certification in 2020, 2021, 2022, and 2023. In 2023, we were recognized in the top 50 of the 2023 IDC Global FinTech 100 Rankings. In 2023, we also received an International Business Award in the Achievement in Growth category, and received the HousingWire Tech 100 award for the sixth time.
Growth and Development
We foster a learning culture where employees are empowered to drive their career progression through personal and professional development. We have partnered with LinkedIn Learning to provide a diverse range of virtual training, development programs, and on-demand resources that employees can use to excel in their careers and personal life. We also encourage employees to maintain relevant professional credentials and licensing and pay for required continuing education or other professional certification requirements. We launched a company-wide wellness program to encourage healthy habits and personal wellness for all of our employees, with a particular focus on mental health and well-being. Our program includes stress reduction programs and tools, nutrition education, fitness challenges, and incentives.

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
Diversity, Equity, and Inclusion
We believe that an equitable and inclusive environment consisting of diverse teams produces more creative solutions, results in better and more innovative products, and is important to our efforts to attract and retain key talent. We aim to incorporate diversity and inclusion into our policies and practices, employee training, and events. In 2023, we completed a variety of company initiatives in an effort to build a strong foundation around diversity and inclusion. These initiatives included company-wide diversity survey questions, training sessions, growing our Employee Resource Groups, analyzing our diversity metrics, and reviewing our internal processes for adherence to best practices. We expect to continue providing employee training on diversity, equity, and inclusion topics and to work with our Employee Resource Groups to host company-wide events and initiatives.
Employee Engagement

Listening to our employees is a core component of our employee engagement strategy. Being able to understand the needs, wants, preferences, and feedback of our employees is critical to the design of our employee programs. We hold regular company-wide updates to welcome new employees, celebrate milestone anniversaries, and provide important business updates. We survey our employees regularly through pulse-style surveys on a range of topics, as well as an annual survey conducted by a third-party organization. Our leadership team carefully considers the feedback received from these surveys and focuses on making changes to become a better place to work for our employees. We hold engagement events regularly, such as trivia contests, virtual cooking classes, guest entertainers, employee development sessions, and executive brown-bag lunches.
Giving back to our communities is important to us. That is why every employee is given a paid day each year to volunteer for a 501(c)(3) charity of their choice. In 2022, we started volunteer events in the regions where we have the largest populations of employees to help give back and build connections for our employees, and we expect to continue to grow this program each year.
Available Information
Our website is located at meridianlink.com, and our investor relations website is located at ir.meridianlink.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to these reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our investor relations website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports and other information regarding us and other companies that file materials with the SEC electronically. Also available on our investor relations website are our definitive proxy statements, charters of the committees of our board of directors, corporate governance guidelines, and code of business conduct and ethics. These documents are available free of charge to any stockholder upon request. We may use, and in some cases have previously used, our investor relations website, press releases, public conference calls and webcasts, blog posts on our website, as well as our social media channels, such as our LinkedIn page (www.linkedin.com/company/meridianlink), X (formerly Twitter) feed (@meridianlink), and Facebook page (www.facebook.com/MeridianLink/), as means of disclosing material information and for complying with our disclosure obligations under Regulation FD. The information contained on or accessible through the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this report, and links for these websites are intended to be inactive textual references only.

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
•Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income, and therefore our use of those deferred tax assets may be limited.
•High levels of indebtedness, as well as the terms of our existing debt, or our inability to effectively access capital markets may restrict our ability to compete, react to changes in our business, and fund future needs.
•We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or are unable to maintain effective internal controls over financial reporting and disclosure controls and procedures, we may be unable to timely and accurately report our financial results.
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
Risks Related to Our Strategy and Industry
Lending volume is subject to various economic factors, including increased interest rates, and lending volumes may remain low in 2024, which could adversely affect our business.
Factors that adversely impact lending volumes include reduced consumer and investor demand for loans, more stringent underwriting guidelines, supply chain shortages for goods subject to financing, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, and other macroeconomic factors.

In addition, interest rates are influenced by a number of factors, particularly monetary policy, and many economists predict that mortgage interest rates will not fall until the Federal Reserve meaningfully lowers the Federal funds rate, which is within the range of 5.25% to 5.50% as of January 31, 2024. The Federal Reserve has been raising and maintaining the Federal funds rate to combat higher than expected inflation in the United States, which could cause interest rates to rise further. Increases in mortgage interest rates have reduced the volume of new mortgages originated, and further increases in interest rates could reduce the volume of mortgage and non-mortgage loans originated.

The lower levels of loan market volume in 2023 as compared to 2020, 2021, and 2022 levels required us to increase either our share of loan volume, our revenues per module through increased cross-sell of our solutions, or both, in order to maintain our financial performance. Any additional decrease in loan market volumes would exacerbate our need to increase either our share of loan volume, our revenues per module through increased cross-sell of our solutions, or both. We cannot assure you that we will be successful in our efforts to increase either our share of loan volume, our revenues per module through increased cross-sell of our solutions, or both, which could materially adversely affect our business.
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
Due to the fragmented nature of the consumer lending (including mortgage) and CRA industries, many industry participants may not be familiar with our software solutions and the benefits of our solutions. Any consolidation in our industry could also decrease our market advantage and may impact our competitive position. Some of our current and potential customers have developed, and may continue to develop, their own proprietary technologies and may one day replace our solutions with their own technology or even become our competitors. As our customers increase their spend with us, there may be internal pressure to evaluate and potentially create their own internal solutions as a cost-savings measure. We cannot assure you that we will be successful in attracting new customers or retaining existing customers, and increased competition from both competitors and any internal development efforts by our current customers could harm our business.
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

We have entered, and may in the future enter into, partnership agreements with third parties for reseller and referral services, which may adversely affect our ability to generate revenues.
We have entered into and may seek to enter into additional collaborations or partnerships with third parties for reseller services. While we are not substantially dependent upon referrals from any partner, our ability to achieve significant revenue growth in the future will depend upon continued referrals from our partners and growth of the network of our referral partners. Should we seek to collaborate with a third party with respect to a prospective reseller program, we may not be able to locate a suitable partner or to enter into an agreement on commercially reasonable terms or at all. Even if we succeed in securing partners for reseller services, such as the arrangement we have entered into with Jack Henry & Associates, Inc., we have limited control over the time and resources that our partners may dedicate to such services. These partnerships pose a number of risks, including the following:
•partners are under no contractual obligation to continue to refer business to us and further may terminate our reseller or referral arrangement, or may decide not to expand their relationship with us;
•partners may not have sufficient resources, or may decide not to devote the necessary resources to promoting or selling our solutions;
•partners do not have exclusive relationships with us and may decide to pursue a competitive product developed outside of the collaboration arrangement; and
•our competitors may be effective in providing incentives to our partners to favor their software products or prevent or reduce subscriptions to our software solutions.
As a result of the foregoing risks and others, partnership agreements may not lead to successful reseller programs. We also face competition in seeking out partners, and establishing and retaining qualified partners and training them with respect to our software solutions requires significant time and resources. If we are unable to secure new partnerships that achieve the partner’s objectives and meet our expectations, we may be unable to generate meaningful revenues, and we may lose sales opportunities if we are unable to devote significant time and resources to establish and train partners or if we are unable to maintain successful relationships with them.
We may acquire or invest in companies, or pursue business partnerships, which could prove difficult to integrate, divert our management’s attention, or dilute stockholder value, and we may be unable to realize the expected benefits of such acquisitions, investments, or partnerships.
We have completed, and may in the future, consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. We may also enter into relationships with other businesses to expand our platform capabilities, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. If an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. We may not integrate an acquired company smoothly, successfully, or within our budgetary expectations and anticipated timetable. If we are successful in acquiring additional businesses, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
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
Further, one of our competitors may establish or strengthen a cooperative relationship with, or acquire one or more software application, data analytics, compliance, or network vendors. We may also face competition from new companies entering our markets, which may include large established businesses that decide to develop, market, or resell cloud-based banking technology, acquire one of our competitors, or form a strategic alliance with one of our competitors. New companies entering our markets may choose to offer cloud-based consumer lending and related products at little or no additional cost to the customer by bundling them with their existing products, including adjacent financial services technologies. In addition, our current and potential customers have developed, and may continue to develop, their own in-house solutions that could replace our solutions within their organizations.

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

Risks Related to Our Business and Operations
Uncertain or weakened economic conditions, including as a result of increasing interest rates, and rising inflation, may continue to heighten many of our known risks and has affected, continues to affect, and may adversely affect our industry, business, and results of operations.
Our overall performance depends on economic conditions, which are beyond our control and may be difficult or impossible to forecast. The United States and other key international economies have experienced significant economic and market downturns and periods of uncertainty, including recently in connection with increasing interest rates, and rising inflation, and are likely to experience additional cyclical downturns from time to time, in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, inflation, fluctuations in interest rates, reduced corporate profitability, volatility in credit and equity markets, bankruptcies, and overall uncertainty. Macroeconomic developments can arise suddenly, as did the conditions associated with the fluctuating rates of inflation, and the full impact can be difficult to predict. Adverse macroeconomic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher or fluctuating interest rates, high unemployment, and currency fluctuations have in the past and may in the future adversely impact the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase our software solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, or impact the demand for our customers’ services, any of which could adversely affect our results of operations. As a result, our operating results are sensitive to changes in macroeconomic conditions that impact our customers’ technology spending and overall usage, volume, and type of transactions handled or processed using our software solutions.
We moved to a fully remote work-from-home work model in 2020 and plan to continue operating as remote-first. However, we cannot be certain that a prolonged remote work model will continue to be effective or will not introduce new operational difficulties that could result in harm to our business. Our shift to remote work has caused us to assess our IT security measures, identify any vulnerabilities, and enhance protections against unauthorized access to our network and systems. We cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures deployed in our physical offices. While we have not yet experienced a network breach or intrusion as a result of moving to a remote work model, we are unable to unequivocally affirm that the protective measures we have taken will remain sufficient given the ever-changing threat landscape, and any such related security compromise that may occur could materially and adversely impact our business, results of operations, or reputation.
We continue to evaluate, and adjust, our hiring plans and investment spending accordingly. We are monitoring the potential effects of changed rate of spending on software solutions, purchasing decisions, delayed payments, and supply chain shortages on our business. To the extent economic volatility adversely affects our business, results of operations, financial condition, or liquidity, many of the other risks described in this “Risk Factors” section may also be heightened.
A cybersecurity incident or compromise of our security measures or those of third parties we rely on could result in unauthorized access to or other compromise of customers’ data or customers’ clients’ data, which may materially and adversely impact our reputation, business, and results of operations.
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

•cyberattacks such as ransomware on our internally built infrastructure on which many of our solutions operate, or on third-party cloud-computing platform providers;
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
Currently, we mitigate these risks, to the extent possible, by maintaining and enhancing an information security program, and an incident response and disaster recovery program, as well as participating in third-party audits. Our board of directors formed a cybersecurity committee to delegate oversight of risks in this area, and our board of directors, cybersecurity committee, and executive leadership are briefed on our cybersecurity policies, practices, and efforts, and any cybersecurity events, on a routine basis and as appropriate. When engaging third-party providers who have access to our systems, applications or data, we assess their policies and procedures relating to cybersecurity and privacy. Although we have developed systems and processes designed to protect our customers’ clients’ sensitive data, we can provide no assurances that such measures will provide absolute security or that a material cybersecurity incident will not occur. Mitigation efforts may be impacted by factors such as:
•changes to, and complexity of, techniques used to obtain unauthorized access to, or sabotage IT systems and infrastructure, which generally are not identified until after an initial launch against a target, resulting in a reduced ability to anticipate or implement adequate preventive measures;
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
•our limited control over our customers or third-party technology providers, or the processing of data by third-party technology providers, which may not allow us to maintain the integrity or security of such transmissions or processing; and
•increased risk of security compromises associated with our employees working remotely.
A cybersecurity incident or compromise could result in operational disruptions, loss, compromise, unauthorized use of, or access to, alteration, or corruption of customer data or customers’ client data or data we rely on to provide our software solutions, including our analytics initiatives and offerings, that impair our ability to provide our software solutions and meet our customers’ requirements. Such impairment would result in decreased revenues and otherwise materially negatively impact our financial results. Also, the occurrence, or perception of an occurrence, of any of these events could results in a loss of confidence in the security of our services, irreparable reputational damage, a decline in current and prospective customer use of our software solutions, business disruptions, increases in cybersecurity insurance premiums, and allocation of significant financial and operational resources in response, including repairing system damage, increasing security protection costs by deploying additional personnel and protection technologies, and defending against and resolving legal and regulatory claims and proceedings. The detection, prevention, and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional financial burdens due to additional direct and indirect costs, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. Furthermore, cybersecurity incidents and compromises could expose us to legal, regulatory, and financial exposure and liability, notification requirements, third-

party claims and lawsuits, indemnification, or other claims from customers and other third parties, regulatory investigations or proceedings, fines, or other actions or liabilities, which could materially and adversely affect our business and results of operations. In addition, some of our customers contractually require notification of cybersecurity incidents or compromises and include representations and warranties in their contracts with us that our software solutions comply with certain legal and technical standards related to cybersecurity and privacy and meets certain service levels. In certain of our contracts, a cybersecurity incident or compromise or operational disruption impacting us or one of our vendors, or system unavailability or damage due to other circumstances, may constitute a material breach of contract and give rise to a customer’s right to terminate their contract with us or may cause us to be liable for certain monetary penalties, including as a result of a failure to meet service level agreements.
As of the date of this Annual Report on Form 10-K, we have not experienced any material impact to the business or operations resulting from cybersecurity attacks; however, we and our third-party vendors have experienced non-material incidents in the past, and because of the frequently changing nature of attack techniques, along with the increased volume and sophistication of the attacks, there is the continued potential for us to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm, as well as financial costs and regulatory action. We maintain cybersecurity insurance in the event of an information security or cyber incident, however, the coverage may not be sufficient to cover all financial losses. In these circumstances, it may be difficult or impossible to cure such a cybersecurity incident or compromise in order to prevent customers from potentially terminating their contracts with us. Furthermore, although our customer contracts typically include limitations on our potential liability, there can be no assurance that such limitations of liability would be adequate. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will be available on acceptable terms or in sufficient amounts to cover one or more claims or that our insurers will not deny or attempt to deny coverage as to any future claim. The successful assertion of one or more claims against us, the inadequacy or denial of coverage under our insurance policies, litigation to pursue claims under our policies, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could materially and adversely affect our business and results of operations.
Defects, errors, or other performance problems in our software solutions could harm our reputation, result in significant costs to us, impair our ability to sell our software solutions, and subject us to substantial liability.
Our software solutions are complex and, in the past, have contained defects, viruses, or errors when implemented or when new functionality is released. Such defects or disruptions could be the result of undetected vulnerabilities in third-party supplied software and technologies, bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, or employee, contractor, or other third-party acts or inaction. Despite extensive testing, from time to time we have discovered, and may in the future discover, defects or errors in our software solutions. We may experience temporary system interruptions, either to our solutions as a whole, individual software solutions or groups thereof, or to some or all of our software hosting locations, for a variety of reasons, including network failures, power failures, software errors, or an overwhelming number of users trying to access our software solutions during periods of strong demand. Defects, errors, outages, or other performance problems or disruptions in our software solutions or service could be costly for us, damage our customers’ businesses, result in loss of credibility with current or potential customers or partners, and harm our reputation, any of which could result in a material adverse effect on our business, operating results, and financial condition. In addition, our customers could seek to terminate their contracts, elect not to renew their subscriptions, delay or withhold payment, or make claims against us.
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
In addition, some of our competitors may be able to disrupt the operations or compatibility of our solutions with their products or services or exert strong business influence on our ability to, and terms on which we, provide our solutions. For example, core banking system companies provide critical back-end services to financial institutions. If these core banking system companies seek to compete with us in the markets we target or make it more difficult for us to integrate our solutions with their offerings, our business and results of operations could be materially and adversely affected. We do not have formal arrangements with all third-party providers regarding our access to their APIs to enable these customer integrations.
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

If we fail to offer high-quality customer support or fail to meet our service level commitments, we could be obligated to provide credits or refunds or face contract terminations, which could adversely affect our business, operating results, reputation and financial condition.
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
Additionally, certain of our agreements with our customers contain service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our solutions, we may be contractually obligated to provide these parties with service credits or refunds. In addition, we could face contract terminations, in which case we would be subject to a loss of future revenues. Our revenues could be significantly affected if we suffer unexcused downtime under our agreements with our customers and partners. Further, any extended service outages could adversely affect our reputation, revenues, and operating results.
Certain of our key operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain key operating metrics using internal tools, which have certain limitations. In addition, we rely on data received from third parties, including industry forecast reports, to track certain performance indicators. We have only a limited ability to verify data from both of these sources. Our methodologies for tracking metrics have changed, and may in the future continue to change, which could result in changes to the metrics we report. If we under count or over count performance due to the internal tools we use or issues with the data received from third parties, or if our internal tools contain errors, the data we report may not be accurate or comparable with prior periods. In addition, limitations, changes or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies.
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
Our sales process involves educating prospective customers and existing customers about the use, technical capabilities, and expected outcomes of our software solutions. Prospective customers often undertake a prolonged evaluation process, which typically involves not only our software solutions but also those of our competitors, and typically lasts from six to nine months or longer. We may spend substantial time, effort, and money on our sales and marketing efforts without any assurance that our efforts will produce any sales. It is also difficult to predict the level and timing of sales opportunities that come from our referral partners. Events affecting our customers’ businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and operating results. As a result of these factors, we may face greater costs, longer sales cycles, and less predictability in the future.
If we fail to effectively expand our sales and marketing capabilities and teams, including through partner relationships, or if we fail to develop, maintain and enhance our brands, we may not be able to increase our customer base and achieve broader market acceptance of our software solutions.
While we expect to continue to grow headcount in our sales and marketing teams over the long-term, we authorized workforce reductions in connection with our 2023 Restructuring Plan and our 2024 Realignment Plan (each as defined below). We may be unable to effectively manage the organizational changes we are making in connection with the 2023 Restructuring Plan and 2024 Realignment Plan, which could result in declines in quality or customer satisfaction, increases in costs, difficulties in obtaining new customers, difficulty in introducing new solutions to our existing customers, difficulty in deploying solutions to new and current customers, reputational harm, loss of customers, or operational difficulties in executing sales and other strategies, any of which could adversely affect our business performance and operating results.
Increasing our customer base and achieving broader market acceptance of our software solutions will depend on our ability to expand the abilities of our sales and marketing organizations to obtain new customers and sell additional solutions and services to existing customers, including through the use of our formal and informal relationships with our referral and reseller partners. We believe there is significant competition for direct sales and marketing professionals with the skills and knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Moreover, new hires require significant training and time before they become fully productive and may not become as productive as quickly as we anticipate. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenues they produce for a significant period of time.
Furthermore, we believe that maintaining and enhancing the brands associated with our solutions is important to support the marketing and sale of our existing and future solutions to new customers and to increase adoption of our solutions by existing customers. If we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and software solutions, our business may be harmed, and our sales opportunities may be limited. Our promotion activities may not generate brand awareness or yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in building our brand, which may negatively impact our results of operations.
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

We may not achieve some or all of the expected benefits of our restructuring or organizational realignment plans, and such restructuring or realignment may adversely affect our business.
We have undertaken, and may undertake in the future, restructuring, organizational realignment, or other strategic changes in order to manage operating costs, enable efficient delivery on business objectives, allow for growth in areas of strategic importance, adapt our business to serve customers more effectively, align teams with the Company’s highest business priorities, and achieve operating efficiencies, including the restructuring plan approved by our Board in February 2023, or the 2023 Restructuring Plan, which was completed during the three months ended June 30, 2023, and the 2024 Realignment Plan approved in January 2024. The 2023 Restructuring Plan resulted in restructuring charges of $3.6 million for severance and related costs, and we estimate we will incur approximately $3.3 million to $4.3 million in connection with the 2024 Realignment Plan. Implementation of any restructuring or organizational realignment plan may be costly and disruptive to our business, and we may not be able to obtain the anticipated cost savings, operational improvements, strategic growth, and estimated workforce reductions within the projected timing or at all. Further, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale, and/or key or other retention issues during transitional periods. Restructuring and realignment can require a significant amount of time and focus, which may divert attention from operating and growing our business. For more information about our 2023 Restructuring Plan and 2024 Realignment Plan, see Note 12 and Note 16, respectively, to our consolidated financial statements elsewhere in this Annual Report on Form 10-K.
We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, finance, creative, and sales and marketing personnel. Moreover, we believe that our future success is highly dependent on the contributions of our executive officers. All of our officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our software solutions and harm the market’s perception of us. The workforce reductions we implemented and are implementing as part of our 2023 Restructuring Plan and 2024 Realignment Plan may also adversely impact our ability to attract, integrate, retain, and motivate highly qualified employees, and may harm our reputation with current or prospective employees. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing sales, operational, and managerial requirements, or may be required to pay increased compensation in order to do so. Furthermore, although we believe a remote-first work model will help us attract and retain talent across a broad geographic base, a remote work environment could, among other things, negatively impact company culture, employee morale, and productivity, inhibit our ability to hire and train new employees, and impede our ability to support customers at the levels they expect. If we are unable to attract and retain the qualified personnel we need to succeed, our business will suffer.
Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Certain of our employees have become, or will soon become, vested in a substantial amount of stock options or restricted stock units. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the vested options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. In addition, job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. If the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected. If we are unable to retain or find a suitable replacement for our named executive officers or other key employees, our business will be harmed.

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
While the majority of our customers have been migrated to cloud-based solutions like Microsoft Azure and Amazon Web Services, we continue to serve a small subset of our customers from two third-party data center hosting facilities located in Lone Mountain, Nevada and Atlanta, Georgia. We do not control the operation of these data centers, and the third-party owners and operators of these current and future facilities do not guarantee that our customers’ access to our software solutions will be uninterrupted, error-free, or secure. Problems associated with these data centers could adversely affect the experience of our customers. Any disruptions or other operational performance problems with these data centers including without limitation, interruptions in service from software or hardware failures, virus or cybersecurity attacks, terrorism, or natural disasters, could result in material interruptions in our services, adversely affect our reputation and results of operations, and subject us to liability.
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
We cannot yet fully determine the impact that these or future laws, rules, and regulations may have on our business or operations. Any such laws, rules, and regulations may be inconsistent among different jurisdictions, subject to new or differing interpretations, or conflict with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of information, including financial and PII, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve. Any failure or perceived failure by us, our third-party service providers, or any other third parties with which we do business, to comply with these laws, rules, and regulations, or with other obligations to which we or such third parties are or may become subject, may materially and adversely affect our business and results of operations, and result in reputational harm, governmental investigations and enforcement actions, litigation, claims, fines and penalties, or adverse publicity.
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
Our current and prospective customers are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that our software solutions address. As a provider of technology to financial institutions, and as a result of obligations under some of our customer contracts, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act, or GLBA, related to the privacy and security of certain consumer information, in addition to other contractual obligations that relate to our customers’ obligations under the GLBA and other laws and regulations to which they are subject, including, but not limited to, state privacy laws and regulations. We also may be subject to other laws and regulations, including those relating to privacy and data security, due to the software solutions we provide to financial institutions.
Matters subject to review and examination by federal and state regulatory agencies and external auditors include our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities, and the design of our software solutions. Any inability to satisfy these examinations and maintain compliance with applicable regulations could adversely affect our ability to conduct our business, including attracting and maintaining customers. If we must make changes to our internal processes and software solutions as a result of these regulations, we could be required to invest substantial additional time and funds, diverting time and resources from other initiatives to remedy any identified deficiency.
Our indirect, wholly-owned subsidiary, Professional Credit Reporting, Inc., functions as a consumer reporting agency and, as a result, is subject to rules and regulations applicable to consumer reporting agencies, such as the Fair Credit Reporting Act, or FCRA. In addition, with our acquisition of the assets of TazWorks and MeridianLink Wholesale Data, LLC, doing business as Trade House Data, we may have additional exposure to FCRA as a wholesale data furnisher of certain background screening pointer data. Other than these exposures to FCRA, we have adopted the position that we are not otherwise subject directly to the FCRA in our position as a technology provider to financial institutions and CRAs. It is possible that this position may be challenged by regulatory authorities or others, however, which could result in regulatory investigations and other proceedings, claims, and other liability, and which could require us to redesign our solutions and otherwise substantially modify our operations, processes, and solutions. This could require dedication of substantial funds and other resources, and time of management and technical personnel, which could be highly disruptive to our operations. This could adversely affect our business and results of operations. The CRA industry is facing aggressive litigation efforts from plaintiffs’ attorneys against CRAs requiring substantial resources from us in response to subpoenas and additional technical software reporting requests. These efforts could affect us more significantly if additional customers are impacted or if MeridianLink is otherwise implicated in such litigation.
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
An increasing number of states have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. We do not collect state and local sales and use taxes in all jurisdictions in which our customers are located, based on our belief that such taxes are not applicable to us. Jurisdictions in which we do not collect sales and use taxes may assert that such taxes are applicable to us and require us to calculate, collect, and remit taxes, interest, and penalties, as well as collect such taxes in the future. In addition, one or more states, the federal government, or other countries may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours that offer subscription services. For example, on June 21, 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that the state in which the buyer is located could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the state imposing the sales taxes. In response to Wayfair, state or local governments may require us to collect and remit sales and use taxes where we have not collected and remitted sales and use taxes that occurred in prior tax years. The imposition by state or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, subject us to additional costs, put us at a competitive disadvantage if similar obligations are not imposed on our competitors, and decrease our future sales, which could have an adverse effect on our business, financial condition, and results of operations.
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
•the overall usage, volume, and type of transactions handled or processed using our software solutions, which may vary based on external factors such as macroeconomic conditions and seasonality;
•the activation, delay in activation, or cancellation by customers;
•the timing of recognition of professional services revenues;
•the amount and timing of operating expenses, particularly increased expenses in connection with rising inflation, related to the maintenance and expansion of our business, operations, and infrastructure;
•the timing and amounts of our stock repurchases;
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
Market conditions may change quickly and unpredictably, which could cause the assumptions and data inputs for our forecasts to no longer be representative of the most recent market conditions. It may not be possible to update existing forecasts expeditiously to properly account for the most recently available data and events, or management may be required to make judgments regarding adjustments or overrides to our forecasts, which judgments are subject to further uncertainty. Additionally, we have a limited operating history at the current scale of our business, which makes it difficult to forecast our future results. Moreover, forecasts based on historical data sets might not be accurate predictors of future outcomes, and their ability to appropriately predict future outcomes may degrade over time.

If the forecasts of market growth, anticipated spending, or predictions regarding market size prove to be inaccurate, our business and growth prospects could be adversely affected. Even if all or some of the forecasted growth occurs, our business may not grow at a similar rate, or at all. If actual results differ from our estimates, analysts may react negatively, and our stock price could be materially impacted. In the case of acquired entities, if our forecasts of market growth, anticipated spending, or predictions regarding market size prove to be inaccurate, an impairment charge could materialize.
Because we recognize subscription fee revenues over the term of the contract, downturns or upturns in our business may not be fully reflected in our results of operations until future periods.
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
We have a significant amount of goodwill and other intangibles. Our goodwill and other intangible asset balances as of December 31, 2023, were approximately $610.1 million and $251.1 million, respectively. We test goodwill at least annually, as of October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. Testing involves estimates and judgments by management. Such assets are considered to be impaired when the carrying value of an intangible asset exceeds its estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. While no impairment has been recorded in the consolidated financial statements included in this Annual Report on Form 10-K, any future impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.
Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.
We recognize deferred tax assets when it is considered more likely than not that the tax benefit will be realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. After analyzing all available evidence, we have determined that it is more likely that we would not be able to utilize all of our deferred tax assets prior to the expiration of such assets and therefore we have established a partial valuation allowance on our deferred tax assets as of December 31, 2023. Accordingly, we have recorded a partial valuation allowance of approximately $29.4 million as of December 31, 2023, to reduce our deferred tax assets. The amount of the deferred tax asset considered realizable, and therefore the amount of the valuation allowance recorded against our deferred tax assets, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
Our ability to use our net operating loss carryforwards and other tax attributes may be limited.
As of December 31, 2023 and 2022, we had U.S. federal and U.S. state net operating loss, or NOL, carryforwards of approximately $121.5 million and $122.0 million, respectively, for U.S. federal income tax and U.S. state tax purposes available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, or corresponding U.S. state statutory provisions. The NOL carryforwards will begin to expire in 2025 if not utilized.
We may be unable to fully use our NOL carryforwards, if at all. Under Section 382 and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined under Section 382 and applicable U.S. Treasury regulations as a greater than 50% change, by value, in its equity ownership over a rolling three-year period, the corporation's ability to use its pre-change NOLs and other applicable pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. There is a possibility that we may experience an ownership change as a result of the Secondary Offering (as defined below). We completed an analysis under Section 382 through December 2022 confirming no ownership changes have occurred since our initial public offering in 2021; however, we have not completed an analysis under Section 382 through December 2023 or an analysis that gives effect to the Secondary Offering, including the stock repurchase made in connection thereto, and therefore cannot forecast or otherwise determine our ability to derive any benefit from our various U.S. federal or U.S. state tax attribute carryforwards following the completion of the Secondary Offering. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the U.S. state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Lastly, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it may result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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

We have identified a material weakness in our internal control over financial reporting for the fiscal year ended December 31, 2023. If we are unable to maintain effective internal controls over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results, or report them within the time frames required.

Subject to applicable reporting requirement exemptions we take advantage of as an emerging growth company, we are required to comply with the SEC rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. We are also required to report any material weaknesses in such internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
In connection with the preparation and audit of our financial statements for the year ended December 31, 2023, our management has identified multiple control deficiencies that aggregate to a material weakness in our internal control over financial reporting related to the design and operating effectiveness of controls over revenue as of December 31, 2023. This was primarily caused by insufficient controls over the set-up of customer contracts for billing and maintaining complete contract support that were not operating effectively. We can confirm that there has been no restatement of prior period financial statements and no change to our previously released financial results as a result of the identified material weakness.
We have begun remediation efforts with respect to this material weakness, which include our implementation of additional review processes, procedures, and controls, including with respect to customer contracts, as well as system improvements and implementations, staffing, and training. Furthermore, while we have made progress in enhancing our controls and systems since our initial public offering, we will need to invest additional time, effort, and financial resources to meet our ongoing public reporting obligations, and we may need to hire additional accounting and financial staff to help remedy the deficiencies described above and to avoid future deficiencies. The rapid growth and increased complexity of our business will continue to place a strain on our finance and accounting functions, which may result in additional future control deficiencies, significant deficiencies and/or material weaknesses. We may need to hire additional personnel with appropriate experience, seniority and skill levels to remediate the control deficiencies we have identified or to help identify, manage and control other potential deficiencies in our internal controls in the future.
Despite these remediation efforts, we cannot at this time estimate how long it will take to complete the remediation process, nor can we assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in internal control over financial reporting or that it will prevent or avoid potential future material weaknesses.
If we are not able to maintain effective internal control over financial reporting and disclosure controls and procedures, or if additional material weaknesses are discovered in past or future periods, a risk that is significantly increased in light of the complexity of our business, we may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in late filings of the annual and quarterly reports under the Exchange Act, non-compliance with NYSE listing requirements, restatements of financial statements or other corrective disclosures, an inability to access capital or commercial lending markets, loss of investor confidence in our financial reporting, potential exposure to regulatory investigations and penalties, defaults under our secured revolving credit facility and other agreements, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.
Amendments to existing, or enactment of new unfavorable, tax laws, rules, or regulations could adversely affect our financial position.
Changes in applicable U.S. federal, state, and local income taxation laws, rules, or regulations, or their interpretation and application, which changes may have possible retroactive effect, could adversely affect our tax expense and profitability. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. For example, many provisions of the Tax Cuts and Jobs Act of 2017, or TCJA, the Inflation Reduction Act of 2022, or IRA, and the Tax Relief for American Families and Workers Act of 2024 still require guidance through the issuance or finalization of regulations by the U.S. Treasury Department in order to fully assess their effects. There may be substantial delays before such regulations are promulgated or finalized as well as proposed technical corrections or other legislation, resulting in uncertainty as to their ultimate effects. Under the TCJA, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and may have an impact on future cash tax liabilities. In August 2022, President Biden signed into law the IRA. The IRA includes a 15% corporate alternative minimum tax for companies with modified United States generally accepted accounting principles, or GAAP, net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits, each of which still require guidance and finalization of regulations by the U.S. Treasury Department. Currently, we are not subject to the corporate alternative minimum tax, have determined the 1% excise tax on certain stock repurchases to be immaterial to our business or stock repurchase program, and are evaluating the applicability and impact of the law’s additional tax provisions. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have an adverse effect on our financial position. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in tax laws on an investment in our common stock.
Risks Related to Potential Conflicts of Interests and Related Parties
Thoma Bravo has a significant influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
As of March 7, 2024, Thoma Bravo and its related entities beneficially own, in the aggregate, approximately 46.6% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
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
The trading price of our common stock may fluctuate substantially in response to numerous factors, many of which may be beyond our control and may not be related to our operating performance, including:
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
•major catastrophic events in domestic and foreign markets, including, for instance, the ongoing military conflict between Ukraine and Russia or Israel and Hamas; and
•the other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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

We cannot guarantee that our stock repurchase programs will be fully consummated or will enhance long-term stockholder value, and stock repurchases could increase the volatility of our stock prices and could diminish our cash reserves.
In May 2022, our board of directors approved a stock repurchase program under which we are authorized to purchase up to $75.0 million of our common stock from time to time, of which there was a total of $10.5 million remaining for repurchase under the stock repurchase program as of December 31, 2023. In January 2024, our board of directors approved an additional stock repurchase program under which we are authorized to purchase up to $125.0 million of our common stock. In February 2024, we completed an underwritten secondary offering for the sale of 6,906,015 shares of common stock by certain of our existing stockholders, at an offering price of $19.00 per share, or the Secondary Offering, during which we used approximately $44.0 million of our stock repurchase program for the stock repurchase in connection with the Secondary Offering. Our repurchase programs do not have an expiration date and do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. Further, our stock repurchases could affect our stock trading prices, increase their volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock. Additionally, we do not anticipate that the impacts of the IRA’s excise tax on our stock repurchase programs, or the final regulations to be issued by the United States Department of the Treasury concerning the excise tax, will have a material impact on our results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We take seriously the security of the data entrusted to us by our customers and the confidentiality, integrity, and availability of our platforms. We have integrated cybersecurity risk management into our broader enterprise risk management framework in an effort to protect our applications, networks, and systems from risks from cybersecurity threats. This strategic integration allows cybersecurity risk management to inform early decision-making processes across the organization.
We recognize the ever-evolving nature of cybersecurity risks. Our cybersecurity risk management program leverages recognized industry standards and incorporates elements of the same, including elements of the National Institute of Standards and Technology (NIST) Cybersecurity Framework. MeridianLink also conducts periodic penetration testing and operates a bug bounty program to expose weaknesses in our applications, networks, and systems before they can be exploited by malicious actors. Our Governance, Risk, and Compliance, or GRC team, in close collaboration with our Security Operations and Engineering teams, monitors and mitigates evolving risks from cybersecurity threats, prioritizing alignment with our business objectives and operational needs. We view cybersecurity risk management as a shared responsibility, and at a management level, we periodically perform tabletop exercises which simulate real-world cyberattacks.
We also strategically partner with third-party cybersecurity consultants, assessors, and auditors in evaluating and testing our cybersecurity risk management processes and controls. These strategic partnerships are catalysts for the continuous improvement of our cybersecurity risk management posture. Through audits, threat assessments, and collaborative brainstorming sessions on cybersecurity enhancements, these collaborative partnerships help us bridge knowledge gaps, identify best practices and refine our cybersecurity strategies and processes. Further, we leverage these partnerships to identify cybersecurity vulnerabilities and weaknesses and improve our cybersecurity posture.
As part of our cybersecurity risk management program, we maintain processes to proactively manage potential risks posed by third-party vendors. This involves conducting cybersecurity assessments before onboarding any vendor that may have access to our systems, applications, or data, followed by ongoing monitoring by our GRC team and periodic assessments to evaluate these onboarded vendors’ compliance with our cybersecurity standards.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems. For more information about the cybersecurity risks we face, see the risk factors in Item 1A- Risk Factors.
Governance
Our board of directors is aware of the importance of managing the evolving and complex cybersecurity threat landscape, and has established oversight measures designed to manage associated cybersecurity risks. The Cybersecurity Committee is a decision-making body formed by our board that is tasked with advising and assisting the Chief Information Security Officer, or CISO, on cybersecurity matters and integrating major cybersecurity initiatives into our broader strategy. The Cybersecurity Committee is composed of board members whose backgrounds collectively include experience in risk management, technology, and finance.
Our CISO leads our cybersecurity risk management program. The individual currently serving in this role has over 20 years of experience designing and building cybersecurity programs, and his background spans multiple industries such as fintech, SaaS, energy/utilities, legal and managed security services. The CISO establishes and supervises procedures for the evaluation of our information systems, including the use of security tools and system reviews designed to spot potential weaknesses. The CISO works to keep up to date with the latest trends in cybersecurity, such as emerging risks and best practices for cybersecurity risk management. In case of a cybersecurity incident, the CISO initiates our incident response plan in an effort to respond to the incident and to reduce the potential damage to our organization.
The CISO briefs the Cybersecurity Committee on cybersecurity risks on at least a quarterly basis. These briefings encompass a range of topics, including, as appropriate, key cybersecurity metrics, the current cybersecurity landscape and emerging threats, the status of ongoing cybersecurity initiatives and strategies, and incident management reports and lessons learned from cybersecurity events. The Cybersecurity Committee and CISO also maintain a continuous dialogue on potential threats. The Cybersecurity Committee annually assesses MeridianLink's cybersecurity posture and risk management efficacy, leading to improvement efforts. The Cybersecurity Committee chair and/or our General Counsel conveys certain cybersecurity updates on the CISO's behalf during board meetings.
Item 2. Properties
Our corporate headquarters is located in Costa Mesa, California, where we currently lease 19,838 square feet pursuant to a lease agreement that expires in February 2025. We also lease additional facilities in Atlanta, Georgia, Baton Rouge, Louisiana, and Reston, Virginia.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange under the symbol “MLNK” since July 28, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of March 7, 2024, there were 44 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares in street name through brokers, banks or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

	Base Period July 28, 2021	December 31, 2021	December 31, 2022	December 31, 2023
MeridianLink, Inc.	$100	$88	$56	$101
Russell 2000 Index	100	101	79	91
S&P 1500 Application Software Index	100	103	67	110
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the stock repurchase activity for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands) (1)
October 1 to October 31, 2023	939,301	$17.03	3,359,157	$19,966
November 1 to November 30, 2023	542,216	17.54	3,901,373	10,456
December 1 to December 31, 2023	—	—	3,901,373	10,456
Total	1,481,517	—	3,901,373	10,456
______________
(1)In May 2022, our board of directors authorized a stock repurchase program to acquire up to $75.0 million of our common stock, with no fixed expiration date. In January 2024, our board of directors approved an additional stock repurchase program under which we are authorized to purchase up to $125.0 million of our common stock. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934.

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
The effective delivery and management of secure and advanced digital solutions in the complex and heavily regulated financial services industry requires significant resources, personnel, and expertise. We provide digital solutions that are designed to be highly configurable, scalable, and adaptable to the specific needs of our customers. We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers’ internal systems and third-party systems. Our multi-product platform, MeridianLink One, can be tailored to meet the needs of our customers as they digitally transform their organizations and adapt to changing business and consumer demands. Moreover, our expert consultants offer strategic guidance and customized solutions through our modular platform to help our customers more quickly reduce costs and increase revenue, efficiency, and satisfaction of their clients.
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
We seek to strengthen and grow our customer relationships by providing consistent, high-quality implementations and customer support services, which we believe drive higher customer retention and incremental sales opportunities within our existing customer base. We have migrated our solutions onto the public cloud, which helps to extend our innovation and security posture. We believe that our increased focus on our go-to-market strategy and strategic partnerships will drive incremental opportunities for revenue and accelerate customer cross-sell growth.
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
We cater largely to financial institutions such as community banks and credit unions with assets under management between $100 million and $10 billion. For these institutions, lending is the single most important revenue driver with approximately 70% of bank revenue coming from lending, according to the FDIC as of the first quarter of 2023. In recent years, community banks have continued to compete with their typically larger non-community bank competitors. A large opportunity exists in expanding our target market to new customers with less than $100 million or greater than $10 billion in assets under management. In our down-market, smaller institutions commonly use spreadsheets or other inexpensive alternatives. These companies have a smaller volume of loans per month, but there is opportunity to alter our solutions to offer decreased pricing and functionality in order to lower implementation fees.
We have a build, buy, or partner capital allocation strategy for delivering value to customers and stockholders. For more than two decades, we have continuously invested in expanding and improving our solutions to expand our portfolio capabilities and reach into the consumer lending markets. For example, we designed a patented debt optimization engine to deepen the integration of our data verification and LOS solutions to empower loan officers to maximize loan acceptance rates, boost cross-sell opportunities, and deepen their relationships with clients.
In addition to developing our solutions organically, we may selectively pursue acquisitions, joint ventures, or other strategic transactions that provide additional capabilities or customers, or both. Acquisitions to date have included CRIF Lending Solutions, or CRIF, in June 2018, our closest competitor in consumer lending at the time. In November 2020, we acquired Teledata Communications, Inc., or TCI, the creator of DecisionLender, an industry-trusted LOS that improved our indirect lending capabilities. In December 2020, we acquired all of the assets of TazWorks, LLC, or TazWorks. TazWorks provides software and data solutions to CRAs focused on the employment and tenant screening market, a market that is adjacent and complementary to our current solutions for credit-focused CRAs. In April 2021, we acquired Saylent, a data analytics and marketing solution that enabled us to more rapidly bring to market our MeridianLink Engage product. In April 2022, we acquired StreetShares, Inc., or StreetShares, a financial technology company that enhances our MeridianLink Business capabilities. In November 2022, we acquired Beanstalk Networks LLC, doing business as OpenClose, or OpenClose, a leader in mortgage lending technology, with a particular focus on supporting depository institutions. This transaction has improved our platform by providing more customer-friendly capabilities, particularly through our Point of Sale solution, MeridianLink Mortgage Access, and has helped solidify our position in the depository market.
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
Recent Developments
Organizational Realignment Plan
In January 2024, our board of directors authorized an organizational realignment plan or the “2024 Realignment Plan” that is designed to manage operating costs, enable efficient delivery on business objectives, and allow for growth in areas of strategic importance. The 2024 Realignment Plan includes a reduction of our current workforce by approximately 9%. We estimate that we will incur charges of approximately $3.3 million to $4.3 million in connection with the 2024 Realignment Plan, consisting primarily of cash expenditures and relating to employee severance payments, employee benefits, and employee transition costs. The actions associated with the workforce reduction under the 2024 Realignment Plan are expected to be substantially complete by the end of the first quarter of 2024, subject to local law and consultation requirements. The estimates of the charges and expenditures that we expect to incur in connection with the 2024 Realignment Plan, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ from the estimates discussed above.
January 2024 Stock Repurchase Program
In January 2024, our board of directors authorized a new stock repurchase program to acquire up to $125.0 million of our common stock, with no fixed expiration date and no requirement to purchase any minimum number of shares, or the 2024 Stock Repurchase Program. Shares may be repurchased under the 2024 Stock Repurchase Program through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. Any shares of common stock repurchased under the 2024 Stock Repurchase Program will be retired and automatically returned to the status of authorized but unissued shares of common stock. Approximately $44.0 million of the 2024 Stock Repurchase Program was used for the stock repurchase in connection with the Secondary Offering, as described below.

Secondary Offering by Selling Stockholders and Related Common Stock Repurchase
On February 9, 2024, we completed an underwritten secondary offering for the sale of 6,906,015 shares of common stock by certain of our existing stockholders, at an offering price of $19.00 per share, or the “Secondary Offering”. In connection with the Secondary Offering, selling stockholders granted the underwriters a 30-day option to purchase up to an additional 675,000 shares of common stock from the selling stockholders at the public offering price, less underwriting discounts and commissions. We did not receive any proceeds from the sale of our common stock by the selling stockholders in the Secondary Offering and will not receive any proceeds from sales of our common stock by the selling stockholders upon the exercise of the underwriters’ option to purchase additional shares.
On February 9, 2024, in connection with the Secondary Offering and pursuant to our 2024 Stock Repurchase Program, we repurchased 2,406,015 shares of our common stock from the underwriters at a price per share equal to $18.2875, which is equal to the per share price at which the underwriters purchased the shares from the selling stockholders in the Secondary Offering, resulting in an aggregate purchase price of approximately $44.0 million.
The Secondary Offering was made pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-276336), which was filed with the Securities and Exchange Commission on December 29, 2023, and became effective on January 8, 2024.
Components of Operating Results
We have one primary business activity and operate in a single operating and reportable segment.
Revenues
Our revenues consist of three components: subscription fees, professional services, and other revenues.
Subscription Fee Revenues
Our software solutions are generally available for use as hosted application arrangements under subscription fee agreements. Our software solutions consist of an obligation for us to provide continuous access to a technology solution that it hosts and routine customer support, both of which we account for as a stand-ready performance obligation. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date our solution is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenues, depending on whether the revenue recognition criteria have been met. For the majority of our customers, additional fees for monthly usage are recognized as revenue in the month when the usage amounts are determined and reported. Certain of our subscription contracts are invoiced to our customers annually, and revenue is recognized ratably over the service term.
In determining whether SaaS services are distinct, we considered whether the series guidance applies to our subscription services. We considered various factors including that substantially all our SaaS arrangements involve the transfer of a service to the customer, which represents a performance obligation that is satisfied over time because the customer simultaneously receives and consumes the benefits of the services provided. Customer support services, forms maintenance, and subscription services are considered a series of distinct services that are accounted for as a single performance obligation, as the nature of the services are substantially the same and have the same pattern of transfer (i.e., distinct days of service). For these contracts, we allocate the ratable portion of the consideration to each period based on the services provided in such period.
We have concluded that our subscription fees related to monthly usage relate specifically to the transfer of the service to the customer in that month and are consistent with the allocation objective of ASC 606 when considering all the performance obligations and payment terms in the contract. Therefore, we generally recognize additional usage revenues in the month when the usage amounts are determined and reported. This allocation reflects the amount we expect to receive for the services for the given period.
We have a limited number of legacy customers that host and manage their solutions on-premises under term license and maintenance agreements. This type of arrangement is no longer sold and represents an immaterial amount of our subscription fee revenues. However, there is no planned sunset or end of life for these on-premises solutions.

Professional Services Revenues
We offer implementation, configuration, consulting, and training services for our software solutions and SaaS offerings. Revenues from our professional services are recognized as control is transferred to the customer, which can be either at a point in time or over time, depending on the nature of the contractual performance obligations.
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
Gross Profit
Gross profit is revenues less cost of revenues. Gross profit has been, and will continue to be, affected by various factors, including the mix of our subscription fees, professional service and other revenues, the costs associated with our personnel, third-party vendors, and cloud-based hosting services, and the extent to which we expand our implementation and customer support services. We expect that our gross profit will fluctuate from period to period depending on the interplay of these various factors.
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
Total Other (Income) Expense, Net
Total other (income) expense, net consists primarily of interest expense attributable to our credit facilities and amortization of lender-related fees and other direct incremental costs of securing financing partially offset by interest income from our interest-bearing cash accounts.
Provision for Income Taxes
Our income tax expense includes the changes for the deferred tax asset valuation allowance, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to federal income taxes in the United States and numerous state jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. We assess whether a valuation allowance should be recorded against our deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” realization standard. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the past and current trend in volatility in our business operating environment which has impacted our current ability and expectation to generate sufficient future taxable income to fully realize our deferred tax assets, we have determined that it is more likely that we would not be able to utilize all of our deferred tax assets, and therefore, we have established a partial valuation allowance on our deferred tax assets as of December 31, 2023. Accordingly, we have recorded a partial valuation allowance of approximately $29.4 million at December 31, 2023, to reduce our deferred tax assets.
We have recorded an uncertain tax position related to certain research and development tax credits utilized in certain tax jurisdictions, due to the partial utilization of these credits in these tax jurisdictions. This tax position has been recorded primarily as a reduction to the related deferred assets associated with these credits. To date, penalties and interest associated with this position have been immaterial.

Results of Operations
Consolidated Statements of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Revenues, net	$303,617	$288,046	$267,676
Cost of revenues:
Subscription and services (1)	90,362	90,778	77,103
Amortization of developed technology	18,129	15,553	12,519
Total cost of revenues	108,491	106,331	89,622
Gross profit	195,126	181,715	178,054
Operating expenses:
General and administrative (1)	92,663	82,649	85,160
Research and development (1)	47,517	42,592	36,336
Sales and marketing (1)	35,792	23,658	18,122
Restructuring related costs (1)	3,621	—	—
Acquisition related costs	—	4,228	781
Total operating expenses	179,593	153,127	140,399
Operating income	15,533	28,588	37,655
Other (income) expense, net:
Interest and other income	(4,029)	(1,063)	(49)
Interest expense	38,158	24,227	32,615
Loss on debt repayment and extinguishment	—	—	9,944
Total other expense, net	34,129	23,164	42,510
(Loss) income before income taxes	(18,596)	5,424	(4,855)

Provision for income taxes	23,943	4,130	5,141
Net (loss) income	(42,539)	1,294	(9,996)

Class A preferred return	—	—	(20,944)
Net (loss) income attributable to common stockholders	$(42,539)	$1,294	$(30,940)

Net (loss) income per share:
Basic	$(0.53)	$0.02	$(0.48)
Diluted	$(0.53)	$0.02	$(0.48)
Weighted average common stock outstanding:
Basic	80,349,895	80,454,356	63,813,770
Diluted	80,349,895	82,403,679	63,813,770
______________
(1)Share-based compensation is as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$3,848	$4,630	$6,478
General and administrative	16,456	9,499	14,558
Research and development, net of amounts capitalized	7,060	6,472	7,453
Sales and marketing	3,849	2,160	2,247
Forfeitures included in restructuring related costs	(663)	—	—
Total share-based compensation expense	$30,550	$22,761	$30,736

Comparison of the Years Ended December 31, 2023 and 2022
Revenues, net

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Revenues, net	$303,617	$288,046	$15,571	5%
Revenues increased for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to the net effect of increased revenue from our Lending Software Solutions, which is driven by increases from new and ramping customers as well as increases in volume and revenue from existing customers, partially offset by decreased revenue from our Data Verification Services, which is driven by the decline in mortgage refinance application volumes. For both of our solutions, we receive incremental revenues if customers exceed their minimum commitments for monthly transactions, which typically is based off of number of applications or closed and funded loans for Lending Software Solutions and credit, tenant, or employment verification reports for our Data Verification Software Solutions.

Cost of Revenues and Gross Profit
Subscription and services

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Subscription and services	$90,362	$90,778	$(416)	—%
Subscription and services cost of revenues decreased $0.4 million, or 0%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily due to a $3.5 million decrease in third-party costs driven by lower Data Verification Software Solutions application volumes, which, in turn, were driven by the decline in mortgage refinance application volumes. This decrease was partially offset by a $2.0 million increase in cloud-based data storage costs incurred to support the growth of our platform and increased compensation costs of $1.2 million, which was largely due to additional employee headcount, including headcount related to acquisitions.
Amortization of Developed Technology

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Amortization of Developed Technology	$18,129	$15,553	$2,576	17%
Amortization of developed technology increased $2.6 million, or 17%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was due to increased amortization for internally developed software and additional amortization on developed technology from the acquisitions of StreetShares and OpenClose, which occurred in the second quarter of 2022 and fourth quarter of 2022, respectively.
Gross Profit

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Gross profit	$195,126	$181,715	$13,411	7%
Gross profit increased $13.4 million, or 7%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to the net increase in revenue resulting from increased Lending Software Solutions revenue and a decrease in third-party costs driven by lower Data Verification Software Solutions application volumes, partially offset by increased cost of revenues resulting from increases in cloud-based data storage costs and personnel-related expenses.

Operating Expenses
General and Administrative

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
General and administrative	$92,663	$82,649	$10,014	12%
General and administrative expenses increased $10.0 million, or 12%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily related to the combined effect from increased share-based compensation expenses of $7.0 million related to increased amortization expenses from stock options and restricted stock units in 2023 compared to the same period in 2022; increased compensation expenses of $1.2 million, largely from additional employee headcount, including headcount related to acquisitions; and increased amortization of intangible assets of $1.7 million, primarily related to additional amortization from the acquisitions of StreetShares and OpenClose.
Research and Development

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Research and development	$47,517	$42,592	$4,925	12%
Research and development expenses increased $4.9 million, or 12%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily related to increased compensation expenses of $4.9 million, net of amounts capitalized, largely from additional employee headcount from increased employee and contractor headcount on our research and development teams in 2023 compared to the same period in 2022, and $1.0 million from retention bonuses in 2023 related to the acquisitions of StreetShares and OpenClose.
Sales and Marketing

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Sales and marketing	$35,792	$23,658	$12,134	51%

Sales and marketing expenses increased $12.1 million, or 51%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily related to increased personnel related expenses of $9.8 million from increased headcount on our sales and marketing teams which included increased commissions expenses of $2.2 million, net of amounts capitalized; increased share-based compensation expenses of $1.7 million due to increased amortization in 2023 compared to the same period in 2022, and $0.7 million primarily due to increased annual performance bonuses and retention bonuses in 2023 related to the acquisitions of StreetShares and OpenClose. Additionally, other marketing expenses increased by $0.8 million related to new and expanded marketing initiatives put in place during 2023.
Acquisition Related Costs

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Acquisition related costs	$—	$4,228	$(4,228)	(100)%
Acquisition related costs decreased $4.2 million, or 100%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was due to costs directly related to the acquisitions of StreetShares and OpenClose during the year ended December 31, 2022, as well as additional professional services costs incurred while pursuing other strategic opportunities that were not repeated during the same period in 2023. There have been no acquisitions and no acquisition related costs for the year ended December 31, 2023.

Restructuring Related Costs

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Restructuring related costs	$3,621	$—	$3,621	100%
Restructuring related costs are costs related to the 2023 Restructuring Plan that went into effect during the year ended December 31, 2023. Restructuring related costs incurred during the year ended December 31, 2023, were $3.6 million, primarily related to cash payments for severance, net of non-cash stock compensation forfeitures, and other termination-related costs. There were no restructuring related costs during the year ended December 31, 2022.
Total Other Expense, net

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Total other expense, net	$34,129	$23,164	$10,965	47%
Total other expenses, net had a net increase of $11.0 million, or 47%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to the net effect from higher interest expense due to rising rates on our variable rate term loan during the year ended December 31, 2023, partially offset by increased interest income of $3.5 million related to the Company’s money market mutual fund.
Provision for Income Taxes

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Provision for income taxes	$23,943	$4,130	$19,813	480%
Provision for income taxes was $23.9 million for the year ended December 31, 2023, compared to a provision for income taxes of $4.1 million for the year ended December 31, 2022. Provision for income taxes increased $19.8 million, or 480%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in the provision for income taxes was primarily due to a $29.4 million valuation allowance recorded and $3.0 million of IRC Section 162(m) & share-based compensation limitations, offset by $3.6 million of increased benefits from R&D credits and $1.2 million of acquired state NOLs recognized during the year ended December 31, 2023.
Comparison of the Years Ended December 31, 2022 and 2021
For a comparison of our results of operations and cash flows for the years ended December 31, 2022, and 2021, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on 10-K.
Non-GAAP Financial Measures

In addition to our financial information presented in accordance with GAAP, we use certain “non-GAAP financial measures” to clarify and enhance our understanding of past performance and future prospects. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flow that includes or excludes amounts that are included or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. We monitor adjusted EBITDA, the non-GAAP financial measure described below, and we believe it is helpful to investors for the reasons listed below.
Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry because they may calculate non-GAAP financial results differently. In addition, there are limitations in using non-GAAP financial measures because they are not prepared in accordance with GAAP and exclude expenses that may have a material impact on our reported financial results. In particular, amortization and depreciation, interest expense, and share-based compensation expense, which is excluded from adjusted EBITDA has been and will continue to be a significant recurring expense in our business for the foreseeable future. Income tax expense is also excluded from adjusted EBITDA and can be volatile due to temporary and permanent differences between GAAP and IRS statutory regulations, and changes resulting from recording valuation allowances due to identified impairments in our deferred tax assets. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge you to review the reconciliations of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) before interest expense, taxes, depreciation and amortization, share-based compensation expense, employer payroll taxes on employee stock transactions, expenses associated with our initial public offering, restructuring related costs, sponsor and third-party acquisition related costs, loss on debt repayment, lease termination charges and deferred revenue reductions from purchase accounting for acquisitions prior to the adoption of ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which we early adopted on January 1, 2022, on a prospective basis. Deferred revenue from acquisitions prior to the adoption of ASU 2021-08 was recognized on a straight-line basis through December 31, 2023. We have provided below a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
•adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;
•our management uses adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, in the preparation of our annual operating budget, as a measure of our operating performance, to assess the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance;
•adjusted EBITDA provides more consistency and comparability with our past financial performance, facilitates period-to-period comparisons of our operations, and also facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and
•our investor and analyst presentations include adjusted EBITDA as a supplemental measure of our overall operating performance.
Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. The use of adjusted EBITDA as an analytical tool has limitations such as:
•depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future and adjusted EBITDA does not reflect cash requirements for such replacements;
•adjusted EBITDA may not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•excludes the impact of the write-down of deferred revenues due to purchase accounting in connection with our acquisitions, and therefore includes revenues that will never be recognized under GAAP;
•adjusted EBITDA does not reflect the potentially dilutive impact of share-based compensation;
•adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•adjusted EBITDA does not reflect tax payments that could reduce cash available for use; and
•other companies, including companies in our industry, might calculate adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as comparative measures.

The following table presents a reconciliation of net (loss) income to adjusted EBITDA for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021

Net (loss) income	$(42,539)	$1,294	$(9,996)
Interest expense	38,158	24,227	32,615
Provision for income taxes	23,943	4,130	5,141
Depreciation and amortization	57,829	53,982	50,453
Share-based compensation expense	31,213	22,761	30,736
Employer payroll taxes on employee stock transactions	687	350	95
Expenses associated with IPO	—	—	424
Restructuring related costs	3,621	—	—
Sponsor and third-party acquisition related costs	—	4,228	2,348
Loss on debt repayment and extinguishment	—	—	9,944
Deferred revenue reduction from purchase accounting for acquisitions prior to 2022	78	227	733
Lease termination charges	—	—	879
Adjusted EBITDA	$112,990	$111,199	$123,372
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through cash flows from operations, long-term debt, and proceeds from equity issuances. We have also filed a shelf registration statement on Form S-3, or Shelf Registration Statement, that became effective January 8, 2024, under which we may offer or sell, in one or more offerings, our common stock, preferred stock, warrants, debt securities, and/or units consisting of some or all of these securities in a maximum aggregate amount of up to $500.0 million.
As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $80.4 million and unused capacity under our revolving line of credit of $50.0 million. Based upon our current levels of operations, we believe that our cash flows from operations along with our other sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.
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

One lease, which was with a related party, expired in December 2022, so there were no monthly payments during the year ended December 31, 2023. The monthly payments during the year ended December 31, 2022, and 2021 were $0.1 million.
Debt
For a detailed description of our debt, please see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Net cash provided by (used in):
Operating activities	$67,964	$74,587	$(6,623)	(9)%
Investing activities	20,133	(124,331)	144,464	116%
Financing activities	(63,436)	(8,121)	(55,315)	(681)%
Net increase (decrease) in cash, cash equivalents	$24,661	$(57,865)	$82,526	(143)%
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
The decrease in cash provided by operating activities was primarily attributable to decreases in net income of $11.7 million after adjusting for non-cash operating items, and $4.0 million related to timing of prepayments, partially offset by increases related to timing of customer billings of $6.6 million and timing of disbursements for operations of $4.7 million.
Cash Flows from Investing Activities
The increase in cash provided by investing activities was primarily due to lower cash paid for acquisitions of $85.0 million and $30.0 million cash receipt related to return of escrow deposit that we funded in 2022, and lower purchases of property and equipment. The decrease was partially offset by $1.0 million increase in capitalized software additions.
Cash Flows from Financing Activities
The increase in cash used in financing activities was primarily due to higher stock repurchases of $57.8 million, higher taxes paid for net share settlements of restricted stock units of $1.5 million, and higher principal payments on debt of $1.1 million. These increases are partially offset by higher proceeds from exercise of stock options of $2.2 million. Additionally, in 2022 we repaid $3.3 million Regulation A+ investor note related to one of our previous acquisitions.
Recent Accounting Pronouncements
See Note 2, “Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.

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
The fair value and useful lives of acquired intangible assets, capitalization of software development costs, and income taxes, including the valuation allowance for deferred tax assets, are our critical accounting estimates.
Fair Value and Useful Lives of Acquired Intangible Assets
In connection with our acquisitions discussed within our consolidated financial statements, we record certain intangible assets. Identifiable intangible assets with finite lives are amortized over their estimated useful lives on either a straight-line or accelerated basis, depending on the nature of the intangible asset. Developed technology, customer relationships, trademarks, and non-competition agreements with finite useful lives are amortized on a straight-line basis. We periodically review the estimated useful lives and fair values of our identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life. We believe it is unlikely that any significant changes to the useful lives of our intangible assets will occur in the near term, but rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and our future consolidated operating results.
Capitalization of Software Development Costs
For development costs related to internal use software, such as our subscription offerings, and implementation costs incurred in cloud computing arrangements that are service contracts, we capitalize costs incurred for computer software developed or obtained for internal use that are incurred during the application development stage. Once the application development stage is reached, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. These capitalized costs are amortized on a straight-line basis over the expected useful life of the software. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Significant estimates and assumptions include determining the appropriate amortization period based on the estimated useful life and assessing the unamortized cost balances for impairment. Amortization begins on the date the software is placed in service and the amortization period is based on estimated useful life. A significant change in an estimate related to one or more software products could result in a material change to our results of operations.

Income Taxes
We account for income taxes using the assets and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in our tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid, or refunds received, as provided for under currently enacted tax law. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not more likely than not to be recognized, deferred tax assets are reduced by a valuation allowance. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Following this analysis, if we determine that deferred tax assets are more likely than not to be realized in the future, in excess of their net recorded amount, we will make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. After analyzing all available evidence, including the past and current trend in volatility in our business operating environment which has impacted our current ability and expectation to generate sufficient future taxable income to fully realize our deferred tax assets, we have determined that it is more likely that we would not be able to utilize all of our deferred tax assets, and therefore, we have established a partial valuation allowance on our deferred tax assets as of December 31, 2023. Accordingly, we have recorded a partial valuation allowance of approximately $29.4 million as of December 31, 2023, to reduce our deferred tax assets.
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
Interest Rate Risk
We had cash and cash equivalents of $80.4 million and $55.8 million as of December 31, 2023, and 2022, respectively, consisting of bank deposits and money market funds. We did not hold any cash or cash equivalents as of December 31, 2023, or 2022 that held a significant degree of interest rate risk.
As of December 31, 2023, we had an outstanding principal amount of $427.4 million under the 2021 Term Loan Agreement. The interest rates on our 2021 Term Loan Agreement are floating, therefore changes in interest rates could adversely affect our future earnings and cash flows. Our term loan bears interest based on the adjusted benchmark rate, as defined in the agreement, plus an applicable margin, equivalent to 3.00% at December 31, 2023.
Based on the amount of variable rate debt outstanding at December 31, 2023, and holding the principal amount outstanding at December 31, 2023 constant, each 100 basis-point increase in interest rates would increase the interest we incur by $4.3 million per year.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
MeridianLink, Inc.
Costa Mesa, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MeridianLink, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, preferred units and stockholders’ equity/members’ deficit, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
The Company changed its method of accounting for leases during the year ended December 31, 2022 due to the adoption of the Accounting Standards Codification 842, Leases.
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
/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2020.
Costa Mesa, California
March 12, 2024

MERIDIANLINK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$80,441	$55,780
Accounts receivable, net	32,412	32,905
Prepaid expenses and other current assets	11,574	9,447
Escrow deposit	—	30,000
Total current assets	124,427	128,132
Property and equipment, net	3,337	4,245
Right of use assets, net	1,140	2,185
Intangible assets, net	251,060	297,475
Deferred tax assets, net	—	13,939
Goodwill	610,063	608,657
Other assets	6,224	4,524
Total assets	$996,251	$1,059,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,405	$1,249
Accrued liabilities	30,673	32,500
Deferred revenue	17,224	16,945
Current portion of debt, net of debt issuance costs	3,542	3,505
Total current liabilities	55,844	54,199
Debt, net of debt issuance costs	420,004	423,404
Deferred tax liabilities, net	10,823	—
Long-term deferred revenue	792	1,141
Other long-term liabilities	541	1,322
Total liabilities	488,004	480,066
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 78,447,701 and 80,644,452 shares issued and outstanding at December 31, 2023 and 2022, respectively	129	128
Additional paid-in capital	654,634	621,396
Accumulated deficit	(146,516)	(42,433)
Total stockholders’ equity	508,247	579,091
Total liabilities and stockholders’ equity	$996,251	$1,059,157
The accompanying notes are an integral part of the consolidated financial statements.

MERIDIANLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues, net	$303,617	$288,046	$267,676
Cost of revenues:
Subscription and services	90,362	90,778	77,103
Amortization of developed technology	18,129	15,553	12,519
Total cost of revenues	108,491	106,331	89,622
Gross profit	195,126	181,715	178,054
Operating expenses:
General and administrative	92,663	82,649	85,160
Research and development	47,517	42,592	36,336
Sales and marketing	35,792	23,658	18,122
Restructuring related costs	3,621	—	—
Acquisition related costs	—	4,228	781
Total operating expenses	179,593	153,127	140,399
Operating income	15,533	28,588	37,655
Other (income) expense, net:
Interest and other income	(4,029)	(1,063)	(49)
Interest expense	38,158	24,227	32,615
Loss on debt repayment and extinguishment	—	—	9,944
Total other expense, net	34,129	23,164	42,510
(Loss) income before income taxes	(18,596)	5,424	(4,855)

Provision for income taxes	23,943	4,130	5,141
Net (loss) income	(42,539)	1,294	(9,996)

Class A preferred return	—	—	(20,944)
Net (loss) income attributable to common stockholders	$(42,539)	$1,294	$(30,940)

Net (loss) income per share:
Basic	$(0.53)	$0.02	$(0.48)
Diluted	(0.53)	0.02	(0.48)
Weighted average common stock outstanding:
Basic	80,349,895	80,454,356	63,813,770
Diluted	80,349,895	82,403,679	63,813,770
The accompanying notes are an integral part of the consolidated financial statements.

MERIDIANLINK, INC.
CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
(in thousands, except share/unit amounts)

	Class A Preferred Units		Class B Common Units		Common Stock				Stockholders’ Equity / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit
Balance at January 1, 2021	319,913	$319,913	51,492,805	$—	—	$—	$3,909	$(30,338)	$(26,429)
Payment of Class A units cumulative preferred return	—	—	—	—	—	—	—	(12)	(12)
Repurchase of vested units	(54)	(54)	(103,421)	(38)	—	—	(1,849)	—	(1,887)
Issuance of common stock in connection with initial public offering, net of underwriters’ discounts and commissions and issuance costs	—	—	—	—	10,000,000	10	242,084	—	242,094
Effect of Corporate Conversion (Note 1)	(319,859)	(319,859)	(52,112,904)	(9)	68,720,140	69	319,799	(6)	319,853
Issuance of common stock due to exercise of stock options	—	—	—	—	278,887	—	1,714	—	1,714
Vesting of restricted stock awards (formerly known as Class B carried equity units)	—	—	723,520	47	710,986	9	38	—	94
Vesting of restricted stock units (RSUs)	—	—	—	—	24,971	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	30,847	—	30,847
Net loss	—	—	—	—	—	—	—	(9,996)	(9,996)
Balance at December 31, 2021	—	$—	—	$—	79,734,984	$88	$596,542	$(40,352)	$556,278
Vesting of restricted stock awards	—	—	—	—	599,599	39	—	—	39
Vesting of RSUs	—	—	—	—	398,407	1	—	—	1
Issuance of common stock due to exercise of stock options	—	—	—	—	33,359	—	211	—	211
Issuance of common stock through employee stock purchase plan	—	—	—	—	127,700	—	1,777	—	1,777
Shares withheld related to net share settlement of RSUs	—	—	—	—	(11,956)	—	(206)	—	(206)
Repurchases of common stock	—	—	—	—	(237,641)	—	—	(3,375)	(3,375)
Share-based compensation expense	—	—	—	—	—	—	23,072	—	23,072
Net income	—	—	—	—	—	—	—	1,294	1,294
Balance at December 31, 2022	—	$—	—	$—	80,644,452	$128	$621,396	$(42,433)	$579,091
Vesting of restricted stock awards	—	—	—	—	63,055	4	—	—	4
Vesting of RSUs	—	—	—	—	1,055,665	1	—	—	1
Issuance of common stock due to exercise of stock options	—	—	—	—	304,332	—	2,373	—	2,373
Issuance of common stock through employee stock purchase plan	—	—	—	—	131,424	—	1,679	—	1,679
Shares withheld related to net share settlement of RSUs	—	—	—	—	(87,495)	—	(1,667)	—	(1,667)
Repurchases of common stock	—	—	—	—	(3,663,732)	(4)	—	(61,544)	(61,548)
Share-based compensation expense	—	—	—	—	—	—	30,853	—	30,853
Net loss	—	—	—	—	—	—	—	(42,539)	(42,539)
Balance at December 31, 2023	—	$—	—	$—	78,447,701	$129	$654,634	$(146,516)	$508,247
The accompanying notes are an integral part of the consolidated financial statements.

MERIDIANLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(42,539)	$1,294	$(9,996)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	57,829	53,982	50,453
Provision for expected credit losses	930	—	—
Amortization of debt issuance costs	1,085	2,760	3,413
Share-based compensation expense	30,550	22,761	30,736
Deferred income taxes	23,630	1,905	4,926
Loss on disposal of property and equipment	—	678	524
Loss on sublease liability	—	—	405
Loss on debt repayment and extinguishment	—	—	9,944
Gain on change in fair value of earnout	—	(162)	—
Other adjustments	—	—	(18)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(443)	(7,005)	1,619
Prepaid expenses and other assets	(3,665)	297	(5,726)
Accounts payable	3,170	(1,564)	117
Accrued liabilities	(2,514)	(2,281)	(302)
Deferred revenue	(69)	1,922	3,834
Deferred rent	—	—	(94)
Net cash provided by operating activities	67,964	74,587	89,835
Cash flows from investing activities:
Capitalized software additions	(9,250)	(8,228)	(4,906)
Purchases of property and equipment	(943)	(1,136)	(843)
Return (payment) of escrow deposit	30,000	(30,000)	—
Funds received in connection with former business combination	1,219	—	—
Funds paid in connection with former business combination	(1,219)	—	—
Acquisition, net of cash acquired – Beanstalk Networks LLC	326	(61,830)	—
Acquisition, net of cash and restricted cash acquired – StreetShares, Inc.	—	(23,137)	—
Acquisition, net of cash and restricted cash acquired – Saylent Technologies, Inc.	—	—	(35,945)
Acquisition, net of cash acquired – TazWorks, LLC	—	—	(84,605)
Net cash provided by (used in) investing activities	20,133	(124,331)	(126,299)
Cash flows from financing activities:
Repurchases of common stock	(61,171)	(3,375)	—
Proceeds from exercise of stock options	2,373	211	1,714
Proceeds from employee stock purchase plan	1,679	1,777	—
Taxes paid related to net share settlement of restricted stock units	(1,667)	(206)	—
Principal payments of debt	(4,350)	(3,263)	(631,255)
Payments of deferred offering costs	(300)	—	(4,790)
Payment of Regulation A+ investor note	—	(3,265)	—
Repurchases of Class A Units	—	—	(54)
Repurchases of Class B Units	—	—	(1,887)
Proceeds from initial public offering, net of underwriters’ discounts and commissions	—	—	247,307
Payment due to effect of corporate conversion	—	—	(6)
Proceeds from long-term debt	—	—	535,000
Payments of debt issuance costs	—	—	(7,207)
Payments of Class A cumulative preferred return	—	—	(12)
Payment to sellers of Saylent Technologies, Inc.	—	—	(775)
Payment to sellers of Teledata Communications, Inc	—	—	(2,142)
Holdback payment to sellers of MeridianLink	—	—	(25,665)
Net cash (used in) provided by financing activities	(63,436)	(8,121)	110,228
Net increase (decrease) in cash and cash equivalents	24,661	(57,865)	73,764
Cash and cash equivalents, beginning of period	55,780	113,645	39,881
Cash and cash equivalents, end of period	$80,441	$55,780	$113,645

MERIDIANLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$37,018	$21,348	$29,242
Cash paid for income taxes	2,522	1,343	306
Non-cash investing and financing activities:
Shares withheld with respect to net settlement of restricted stock units	1,667	206	$—
Purchase price allocation adjustment for Beanstalk Networks LLC acquisition	274	—	—
Excise taxes payable included in repurchases of common stock	377	—	—
Share-based compensation expense capitalized to software additions	303	311	111
Purchase price allocation adjustment related to income tax effects for StreetShares acquisition	1,132	—	—
Purchases of property and equipment included in accounts payable and accrued liabilities	80	72	81
Costs related to shelf registration on Form S-3 included in accrued liabilities	75	—	—
Vesting of restricted stock awards and restricted stock units	5	40	94
Regulation A+ investor note assumed in business combination	—	3,265	—
Initial recognition of operating lease liabilities	—	3,791	—
Initial recognition of operating lease right-of-use assets	—	3,047	—
Debt issuance costs included in accrued liabilities	—	—	90
Effect of corporate conversion (Note 1)	—	—	319,868
Related party receivable net against holdback payment to prior shareholders	—	—	4,335
Deferred offering costs in prepaid expenses and other current assets as of December 31, 2020 offsetting payments of deferred offering costs	—	—	423
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
Initial Public Offering and Reverse Stock Split
On July 30, 2021, the Company completed its initial public offering (“IPO”) through an underwritten sale of 13.2 million shares of its common stock, of which 10.0 million newly issued shares were sold by the Company at a price to the public of $26.00 per share. The Company received net proceeds of $242.1 million after deducting $17.9 million in underwriting discounts, commissions, and offering-related expenses.
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
As of and for the years ended December 31, 2023, 2022, and 2021, the Company did not have any customers that accounted for greater than 10% of accounts receivable or 10% of net revenues.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses. Certain items subject to such estimates include the fair value of acquired intangible assets; the capitalization of software development costs; the useful lives of long-lived intangible assets; impairment of goodwill and long-lived assets; and income taxes, including the valuation allowance for deferred income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.
Accounting policies that most significantly impact the presented amounts within these consolidated financial statements are further described below:

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. As of December 31, 2023, and 2022, cash consisted of checking deposit accounts and demand deposit accounts. As of December 31, 2023, and 2022, cash equivalents included $66.8 million and $40.5 million, respectively, held in a money market fund.
Accounts Receivable and Allowance for Credit Losses
Effective January 1, 2023, the Company adopted the requirements of Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The Company’s accounts receivable includes billed and unbilled receivables, net of an allowance for credit losses. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The Company recognizes an allowance for credit losses on accounts receivable in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and estimated future conditions, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.
The Company assesses collectability by pooling receivables where similar characteristics exist and evaluates receivables individually when specific customer balances no longer share those risk characteristics and are considered at risk or uncollectible. The expense associated with the allowance for expected credit losses is recognized in general and administrative expenses on the accompanying consolidated statements of operations.
Property and Equipment
The Company records property and equipment at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset Category	Life (years)
Computer equipment and software	3 – 5 years
Office equipment and furniture	3 – 7 years
Leasehold improvements	Shorter of the lease term or the estimated useful lives of the assets
Expenditures for maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Gains or losses on disposal of property and equipment are recognized in the period when the assets are sold or disposed of and the related cost and accumulated depreciation is removed from the accounts.
Leases
Leases arise from contractual obligations that convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. At the inception of the contract, the Company determines if an arrangement contains a lease based on whether there is an identified asset and whether the Company controls the use of the identified asset. The Company also determines the classification of that lease, between financing and operating, at the lease commencement date. The Company accounts for and allocates consideration to the lease and non-lease components as a single lease component.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
Capitalized Internal-Use Software Costs
For development costs related to internal use software, such as the Company’s subscription offerings, and implementation costs incurred in cloud computing arrangements that are service contracts, the Company follows the guidance of Accounting Standards Codification (“ASC”) 350-40, “Internal Use Software.” ASC 350-40 sets forth the guidance for costs incurred for computer software developed or obtained for internal use and requires companies to capitalize qualifying computer software development costs, which are incurred during the application development stage. Once the application development stage is reached, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. These capitalized costs are to be amortized on a straight-line basis over the expected useful life of the software of 3 years. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Such capitalized costs related to developed technology are included within the intangible assets balance on the consolidated balance sheets.
Cloud Computing Arrangements
The Company capitalizes certain costs associated with cloud computing arrangements that are service contracts, including third party software development costs that are part of the application development stage. Capitalized deferred implementation costs for cloud computing arrangements are included in prepaid expenses and other current assets, and other assets on the Company’s consolidated balance sheets. Amounts capitalized are amortized as general and administrative expenses and cost of revenues on the consolidated statements of operations over 2 to 5 years beginning on the date the associated hosting arrangement is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, including intangible assets with finite lives, right of use assets, contract cost assets, and property and equipment, whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. The impairment to be recognized is measured as the amount by which the carrying amount exceeds the fair value of the assets.
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
The quantitative impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If however, the fair value of the reporting unit is less than book value, then an impairment charge is recorded for the difference between the reporting unit’s fair value and carrying amount, not to exceed the carrying amount of the goodwill. The Company has one reporting unit and tests its goodwill for impairment annually, as of October 1, or more frequently if circumstances indicate that goodwill may not be recoverable.
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
The carrying amounts of most of the Company’s financial instruments, including cash and cash equivalents approximate fair value due to their high liquidity in actively quoted trading markets and their short maturities. The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities, and short-term deferred revenue approximate fair value due to their short maturities. The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt as of December 31, 2023, and 2022 based upon the interest rates that the Company believes it can currently obtain for similar debt, which is considered a level 2 input to determine fair value.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Cumulative Preferred Return
Prior to the Corporate Conversion, Class A preferred unitholders were entitled to a cumulative preferred return, as disclosed further in Note 7. At each reporting period-end, the Company evaluated whether the Class A Units were considered currently redeemable or probable of becoming redeemable in accordance with ASC 480-10, “Distinguishing Liabilities from Equity,” based on the facts and circumstances of the deemed liquidation events that would give rise to the redemption of the units. In accordance with the prescribed accounting literature, the Company would not record the cumulative preferred return in the consolidated financial statements until the Company determined that such units were probable of becoming redeemable.
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
The Company delivers its solutions using a software-as-a service, (“SaaS”) model under which its customers pay subscription fees for the use of the Company’s solutions as well as fees for transactions processed. The Company’s subscription fees consist of revenues from software solutions that are governed by pricing and terms contained in contracts between the Company and its customers. The initial term of contracts with customers is typically three years, but may range from one to seven years. Customer contracts are typically not cancellable without penalty, and almost always contain an evergreen auto-renewal term that is often for a one-year extension after the initial term, but can extend the auto-renewal of the contract up to the length of the original term. The Company’s subscription fee revenues include annual base fees, platform partner fees, and, depending on the product, fees per search or per loan application or per closed loan (with contractual minimums based on volume) that are charged on a monthly basis, which is referred to as volume-based fees. The Company earns additional revenues based on the volume of applications or closed loans processed above its customers’ contractual minimums.
Revenue-generating activities are directly related to the sale, implementation, and support of the Company’s solutions. The Company derives the majority of its revenues from subscription fees for the use of its solutions hosted using cloud-based hosting services, volume-based fees, as well as revenues for customer support and professional implementation services related to the Company’s solutions.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
Subscription Fee Revenues
The Company’s software solutions are generally available for use as hosted application arrangements under subscription fee agreements. The Company’s software solutions consist of an obligation for the Company to provide continuous access to a technology solution that it hosts and routine customer support, both of which the Company accounts for as a stand-ready performance obligation. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company’s solution is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenues, depending on whether the revenue recognition criteria have been met. For the majority of our customers, additional fees for monthly usage are recognized as revenue in the month when the usage amounts are determined and reported. Certain of the Company’s subscription contracts are invoiced to its customers annually, and revenue is recognized ratably over the service term.
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
Professional Services Revenues
The Company offers implementation, configuration, consulting, and training services for its software solutions and SaaS offerings. Revenues from the Company’s professional services are recognized as control is transferred to the customer, which can be either at a point in time or over time, depending on the nature of the contractual performance obligations.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Other Revenues
The Company enters into referral and marketing agreements with various third parties, in which revenues for the Company are primarily generated from transactions initiated by the third parties’ customers. The Company may introduce its customers to a referral partner or offer additional services available from the referral partner via an integration with the Company’s software solutions. Other revenues are recognized in the period the services are performed, which can be either at a point in time or over time, depending on the nature of the contractual performance obligations.
Identification of Performance Obligations and Determination of Transaction Price
The Company enters into contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, the Company accounts for distinct individual performance obligations separately by allocating the contract’s total transaction price to each performance obligation in an amount based on the relative standalone selling price (“SSP”) of each distinct good or service in the contract.
The Company’s determination of SSP for each distinct performance obligation in its contracts with its customers requires minimal judgment. Performance obligations are generally sold at standard prices and subscriptions are generally coterminous. Therefore, it is rare that any reallocation of transaction consideration is required. The Company’s best evidence of SSP is the observable price at which products and services are sold separately to customers, which is generally the stated contract price.
Principal versus Agent
The Company evaluates whether it is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenues on a net basis) with respect to the vendor reseller agreements pursuant to which the Company resells certain third-party solutions along with the Company’s solutions. Generally, the Company reports revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues and expenses incurred are recorded as cost of revenues. Where the Company is the principal, it first obtains control of the inputs to the specific service and directs their use to create the combined output. The Company’s control is evidenced by its involvement in the integration of the partners’ services with the Company’s solutions before the partners’ services are transferred to the Company’s customers and is further supported by the Company being primarily responsible to the customers, having a level of discretion in establishing pricing, and is subject to credit loss. In cases where the Company does not obtain control prior to the transfer of services, and acts as an agent, revenue is reported on a net basis, with costs being recorded as a reduction to revenues. Agent related revenue is recorded in subscription fees revenue on the Company’s consolidated statements of operations
Contract Balances and Deferred Revenue
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The deferred revenue balance consists of subscription and implementation fees which have been invoiced up front and are recognized as revenue only when the revenue recognition criteria are met. The Company’s subscription contracts are invoiced to its customers annually or monthly based on the underlying contractual terms, and revenue is recognized ratably over the service term. Any fees invoiced up front for contracts that have a service term that extend multiple years, the portion of deferred revenue that will be recognized beyond 12 months from the date of the financial statements, are classified as long-term deferred revenue.
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
Assets Recognized from Costs to Obtain a Contract with a Customer
The Company capitalizes sales commissions and related payroll benefits related to its customer agreements because the commission charges are so closely related to the revenues from the noncancellable customer agreements that they should be recorded as an asset and charged to expense over the expected period of customer benefit. The Company capitalizes commissions for those involved in the sale of its SaaS offerings, including direct employees and their supervisors, as these are incremental to the sale. The Company begins amortizing deferred costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit, which the Company estimates to be three years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology. Current costs are included in prepaid expenses and other current assets, and non-current costs are included in other assets on the accompanying consolidated balance sheets.
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
Sales and Marketing
Sales and marketing expenses consist primarily of compensation and employee benefits, including share-based compensation, of sales and marketing personnel and related sales support teams, sales and partner commissions, trade show and advertising costs, and allocated overhead. Sales and marketing expenses also include amortization of assets recognized from the costs to obtain a contract with a customer, as discussed above. Marketing costs, including advertising and trade show expenses are expensed as incurred, and were $1.5 million, $1.4 million, and $1.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Calculating share-based compensation expense requires the input of assumptions, including the expected term of the share-based awards, share price volatility, risk free interest rates, and the expected dividend yield of the Company’s common stock. Prior to the Company’s IPO, the Company utilized an independent valuation specialist to assist with the Company’s determination of the fair value per share. The methods used to determine the fair value per share included discounted cash flow analysis, comparable public company analysis, and comparable acquisition analysis. Starting in the third quarter of 2020 and until the Company’s IPO, the probability-weighted expected return method was used and considered multiple exit scenarios, including a near term IPO. The assumptions used in calculating the fair value of share-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, share-based compensation expense could be materially different in the future.
The Company accounts for forfeitures when they occur. The Company has elected to recognize share-based compensation expense for service-based awards on a straight-line basis over the service vesting period. The Company recognizes compensation expense for awards subject to performance conditions using the graded attribution method.
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company's debt. Debt issuance costs related to the Company’s term loan are netted against the Company's debt, and those related to the Company’s revolving credit facility are included in prepaid expenses and other current assets, and other assets. These amounts are amortized into interest expense over the estimated life of the debt using the effective interest method for the Company’s term loan and using the straight-line method for the Company’s revolving credit facility.
The Company performs an analysis on a creditor-by-creditor basis when its debt is modified to determine if the debt instruments were substantially different. In the event of extinguishment, capitalized debt issuance costs are expensed. In the event of debt modification, lender related fees are capitalized, and third-party costs are expensed.
Income Taxes
The Company accounts for income taxes using the assets and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid, or refunds received, as provided for under currently enacted tax law. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.
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
The Company reports tax related interest and penalties, if any, as income tax expense. There were no material interest or penalties recorded for the years ended December 31, 2023, 2022, or 2021.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Net Income (Loss) Per Share
Basic net income (loss) per share was computed by dividing the net loss attributable to the common stockholders by the weighted average number of common stock outstanding during the period, without the consideration for potential dilutive common stock. For the purpose of calculating basic net income (loss) per share for the year ended December 31, 2021, the Company adjusted net income or loss for cumulative dividends on the Class A Units that had accrued through the reporting period end date for 2021 and through the date of the Corporate Conversion on July 27, 2021. Net income (loss) attributable to common stockholders is computed by deducting the dividends accumulated for the period on cumulative preferred units from net income or loss. If there was a net loss, the amount of the loss is increased by those preferred dividends.
For the purpose of calculating basic weighted average number of common stock outstanding during the year ended December 31, 2021, the Company retroactively reflected the effects of the Corporate Conversion with respect to the outstanding Class B common units, which converted into common stock on a one-for-one basis. The conversion of the Company’s Class A Units into common stock was included in the basic weighted average number of common stock outstanding upon the date of the Corporate Conversion on a prospective basis during the year ended December 31, 2021.
Diluted net income (loss) per share was computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Due to the net losses for the years ended December 31, 2023, and 2021, all otherwise potentially dilutive securities were antidilutive. Accordingly, basic net loss per share equaled diluted net loss per share for the years ended December 31, 2023, and 2021.
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
ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
ASU 2020-04 provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates, such as the London Inter-Bank Offered Rate (LIBOR), which regulators in the United Kingdom are currently phasing out. The expedients and exceptions provided by ASU 2020-04 are for the application of GAAP to contracts, hedging relationships, and other transactions affected by the rate reform. Companies can apply the ASU immediately on a prospective basis. However, the guidance will only be available for a limited time. In December 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which deferred the sunset date from December 31, 2022, to December 31, 2024, after which companies will no longer be permitted to apply the transition relief. The Company implemented its transition away from LIBOR during the year ended December 31, 2023, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.
ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”
Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company adopted this guidance effective January 1, 2023, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements and disclosures.
Recent Accounting Pronouncements Not Yet Adopted
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”
ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2025, on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.
ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”
ASU 2023-07 requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. The new standard also permits companies to disclose more than one measure of segment profit or loss, requires disclosure of the title and position of the Chief Operating Decision Maker, and requires companies with a single reportable segment to provide all disclosures required by Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and companies are required to apply the ASU retrospectively to all periods presented. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3 – Revenue Recognition
Disaggregation of Revenue
The following table disaggregates the Company’s net revenues by solution type (in thousands):

	Year Ended December 31,
	2023	2022	2021
Lending Software Solutions	$232,199	$208,290	$176,793
Data Verification Software Solutions	71,418	79,756	90,883
Total	$303,617	$288,046	$267,676
During the year ended December 31, 2023, the Company updated its estimate of variable consideration associated with one of the Company’s channel reseller contracts acquired through a past acquisition, which resulted in a $2.3 million reduction in Lending Software Solutions revenue for the period. The change in the estimate of variable consideration for that period was due to a commercial dispute with the reseller in the period, which resulted in a reduction in the amount the Company expected to receive under this contract, as the receipt of this amount was no longer considered to be probable, leading to the reduction in revenue.
The following table disaggregates the Company’s net revenues by major source (in thousands):

	Year Ended December 31,
	2023	2022	2021
Subscription fees	$256,787	$248,864	$235,489
Professional services	36,250	29,320	22,707
Other	10,580	9,862	9,480
Total revenues	$303,617	$288,046	$267,676
Contract Balances
The following table presents amounts related to customer contract-related arrangements, which are included on the consolidated balance sheets as follows (in thousands):

	As of December 31,
	2023	2022	2021
Accounts receivable	$30,314	$29,010	$23,897
Unbilled receivables	2,098	3,895	1,016
Accounts receivable, net	$32,412	$32,905	$24,913

Deferred revenue, current	$17,224	$16,945	$14,707
Long-term deferred revenue	792	1,141	—

Unbilled receivables primarily result from revenue being recognized when or as control of a solution or service is transferred to the customer, but where invoicing is contingent upon the completion of other performance obligations or payment terms differ from the provisioning of services. Unbilled receivables and accounts receivable, net of the allowance for expected credit losses, are included within accounts receivable, net on the Company’s consolidated balance sheets.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Accounts receivable and unbilled receivables will increase or decrease based on the timing of invoices, customer payments, and recognition of revenue.
Deferred Revenue
The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue. Significant changes in our deferred revenue liability balances during the years ended December 31, 2023, and 2022 were as follows (in thousands):

	As of December 31,
	2023	2022
Deferred revenue, beginning balance	$18,086	$14,707
Billing of transaction consideration	303,547	291,425
Revenue recognized	(303,617)	(288,046)
Deferred revenue, ending balance	$18,016	$18,086
Deferred revenue, current	$17,224	$16,945
Long-term deferred revenue	792	1,141
Total deferred revenue	$18,016	$18,086
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table represents the changes in contract cost assets (in thousands):

	As of December 31,
	2023	2022
Beginning balance	$6,539	$5,835
Additions	4,821	3,267
Amortization	(3,342)	(2,563)
Ending balance	$8,018	$6,539
Contract cost assets, current	$3,782	$2,938
Contract cost assets, noncurrent	4,236	3,601
Total contract cost assets	$8,018	$6,539
There was no impairment of assets related to contract cost assets during the years ended December 31, 2023, 2022, and 2021.
Accounts Receivable and Allowance for Credit Losses
A rollforward of the Company’s allowance for expected credit losses balance for the year ended December 31, 2023, is as follows (in thousands):

As of December 31, 2023
Allowance for doubtful accounts, December 31, 2022	$165
Impact of adopting ASU 2016-13	—
Allowance for expected credit losses, January 1, 2023	165
Provision for expected credit losses	930
Write offs, net	(581)
Allowance for expected credit losses, December 31, 2023	$514

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Prior to the adoption of ASU 2016-13, a rollforward of the Company’s allowance for doubtful accounts is as follows (in thousands):

As of December 31, 2022
Beginning balance	$215
Provision for doubtful accounts	—
Write offs, net	(50)
Ending balance	$165
Note 4 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Prepaid expenses	$5,762	$6,069
Contract cost assets, current	3,782	2,938
Income tax receivable	961	—
Other	1,069	440
Total prepaid expenses and other current assets	$11,574	$9,447
Cloud Computing Arrangements
Capitalized deferred implementation costs for cloud computing arrangements consisted of the following (in thousands):

	As of December 31,
	2023	2022
Capitalized deferred implementation costs	$1,779	$442
Accumulated amortization	(208)	(111)
Capitalized deferred implementation costs, net	$1,571	$331
Amortization expense for capitalized deferred implementation costs was $0.1 million, $0.1 million, and $0.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Computer equipment and software	$8,794	$7,854
Leasehold improvements	2,732	2,732
Office equipment and furniture	990	978
Total	12,516	11,564
Accumulated depreciation	(9,179)	(7,319)
Property and equipment, net	$3,337	$4,245

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Depreciation expense amounted to $1.9 million, $2.3 million, and $2.3 million for the years ended December 31, 2023, 2022, 2021, respectively. The Company disposed of office furniture that resulted in a loss of $0.0 million, $0.7 million, and $0.5 million for the years ended December 31, 2023, 2022, 2021, and respectively. The losses are included in general and administrative expenses on the accompanying consolidated statements of operations.
In December 2022, the Company terminated one of its office leases upon expiration of the lease term. The termination resulted in a loss on disposal of property and equipment and related assets of $0.5 million. The loss is included in general and administrative expenses on the accompanying consolidated statements of operations.

Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(166,485)	$176,815
Developed technology	96,400	(52,039)	44,361
Trademarks	24,975	(12,803)	12,172
Non-competition agreements	5,500	(1,743)	3,757
Capitalized software	28,997	(15,042)	13,955
Total intangible assets, net	$499,172	$(248,112)	$251,060

	As of December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(132,298)	$211,002
Developed technology	96,400	(40,360)	56,040
Trademarks	24,975	(10,205)	14,770
Non-competition agreements	5,500	(688)	4,812
Capitalized software	19,443	(8,592)	10,851
Total intangible assets, net	$489,618	$(192,143)	$297,475
The weighted average remaining useful lives for intangible assets as of December 31, 2023, were as follows:

Weighted Average Remaining Useful Life (in years)
Customer relationships	6
Developed technology	6
Trademarks	5
Non-competition agreements	4
Capitalized software	2

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Amortization expense related to intangible assets was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$18,129	$15,553	$12,519
General and administrative expense	37,840	36,110	35,631
Total amortization expense	$55,969	$51,663	$48,150

The estimated future amortization of intangible assets as of December 31, 2023, was as follows (in thousands):

Years ending December 31,
2024	$55,942
2025	50,062
2026	44,237
2027	42,052
2028	24,901
Thereafter	33,866
Total amortization expense	$251,060
For the years ended December 31, 2023, 2022, and 2021, the Company capitalized $9.6 million, $8.5 million, and $5.0 million respectively, related to internally developed software costs.
No impairment of long-lived assets was recorded during the years ended December 31, 2023, 2022, and 2021.
Goodwill
A rollforward of the Company’s goodwill balance for the years ended December 31, 2023 and 2022, is as follows (in thousands):

	As of December 31,
	2023	2022
Beginning balance	$608,657	$564,799
OpenClose acquisition	—	37,038
StreetShares acquisition	—	6,820
Adjustments to OpenClose acquisition date fair value	274	—
Adjustments to StreetShares acquisition date fair value	1,132	—
Ending balance	$610,063	$608,657
During the year ended December 31, 2023, the Company used the qualitative approach to perform its annual goodwill impairment test and concluded it was more likely than not that the fair value of the Company’s reporting unit exceeded the carrying value of its net assets. No goodwill impairment was recorded during the years ended December 31, 2023, 2022, and 2021.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued payroll and payroll-related expenses	$9,501	$9,836
Accrued bonuses	6,424	5,947
Sales tax liabilities from acquisitions	3,383	4,572
Accrued operating costs	3,655	4,016
Accrued costs of revenues	2,003	3,141
Customer deposits	1,302	476
Operating lease liabilities – current	773	1,223
User conference accrual	1,073	755
Other accrued liabilities	2,559	2,534
Total accrued liabilities	$30,673	$32,500
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
Other Contractual Commitments
The Company’s contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription arrangements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of December 31, 2023, are as follows (in thousands):

Contractual Commitments
Years ending December 31,
2024	$1,550
Thereafter	—
Total	$1,550
Note 6 – Debt
Debt consisted of the following (in thousands):

	As of December 31,
	2023	2022
2021 Term loan	$427,388	$431,738
Debt issuance costs	(3,842)	(4,829)
Total debt, net	423,546	426,909
Less: Current portion of debt
2021 Term loan	4,350	4,350
Debt issuance costs	(808)	(845)
Total current portion of debt, net	3,542	3,505
Total non-current portion of debt, net	$420,004	$423,404

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Amortization of debt issuance costs was $1.1 million, $2.8 million, and $3.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Total interest expense, excluding amortization of debt issuance costs, was $37.1 million, $21.6 million, and $29.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
2021 Credit Agreement
On November 10, 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), which provides for a term loan facility (the “2021 Term Loan”) in an aggregate principal amount of $435.0 million, and a revolving credit facility (the “2021 Revolving Credit Facility”) in an aggregate principal amount of $50.0 million, inclusive of a $10.0 million letter of credit sub-facility. The Company used the proceeds from the 2021 Term Loan to pay all outstanding amounts due under the Company’s previous 2018 First Lien plus certain fees and expenses. The 2021 Term Loan and 2021 Revolving Credit Facility mature on November 10, 2028, and November 10, 2026, respectively. The Company has not drawn on the 2021 Revolving Credit Facility as of December 31, 2023.
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
The 2021 Credit Agreement contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require the Company to satisfy a financial covenant, and restricts or limits the ability of the Company to grant or incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales, and declare dividends on its capital stock, subject in each case to certain customary exceptions. A failure to comply with covenants could permit the lenders to declare the 2021 Term Loan, and any then outstanding borrowings on the 2021 Revolving Credit Facility, together with accrued interest and fees thereon, to be immediately due and payable. The Company was in compliance with all financial covenants of the 2021 Credit Agreement at December 31, 2023.
2021 Term Loan
Borrowings under the 2021 Term Loan bear interest at a variable rate, elected by the Company, equal to the Base Rate (as defined in the 2021 Credit Agreement) or the Eurocurrency Rate (as defined in the 2021 Credit Agreement), plus, an initial margin based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined by the 2021 Credit Agreement), which was 3.00% at December 31, 2023. Beginning in June 2022, the Company is required to make quarterly principal payments equal to 0.25% of the original principal, with the remainder due at maturity.
Debt issuance costs of $7.6 million were included as a reduction of the debt balance on the consolidated balance sheets and are amortized into interest expense over the contractual life of the loans using the effective interest method. Included in the debt issuance costs were $4.8 million incurred in connection with the 2021 Term Loan, and $2.8 million carried forward from the Company’s previous 2018 First Lien. The Company recognized $1.0 million, $2.7 million, and $0.2 million of amortization of debt issuance costs for the 2021 Term Loan during the years ended December 31, 2023, 2022, and 2021, respectively. The effective interest rate on the 2021 Term Loan was 8.9% as of December 31, 2023.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
In connection with the 2021 Revolving Credit Facility, the Company incurred $0.5 million in debt issuance costs. Expenses associated with the issuance of the revolving credit facility are presented in the accompanying consolidated balance sheets in prepaid expenses and other current assets and other assets, and are amortized to interest expense over the life of the 2021 Revolving Credit Facility using the straight-line method. The remaining unamortized debt issuance costs were $0.3 million and $0.4 million as of December 31, 2023, and 2022, respectively.
The 2021 Revolving Credit Facility also requires a quarterly commitment fee based on the Company’s consolidated first lien net leverage ratio. As of December 31, 2023, the applicable rate was 0.5%, which was applied against the $50.0 million unused revolving credit facility balance.
Future Principal Payments
Future principal payments of debt as of December 31, 2023, were as follows (in thousands):

Years ending December 31,
2024	$4,350
2025	4,350
2026	4,350
2027	4,350
2028	409,988
Total	$427,388
Note 7 – Stockholders’ Equity
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
Class B Units
As of December 31, 2020, there were 51,492,805 units of Class B Units issued and outstanding. Class B Units did not have voting, approval, or consent rights under the Members’ Agreement. No distribution would be made on Class B Units, unless and until the distributions were made to holders of Class A Units and any remaining amounts to be distributed pro rata among holders of Class B Units based on the Class B Units held as of the time of such distribution. Certain Class B Units, including Carried Equity Units (as defined below) were subject to repurchase by the Company, Thoma Bravo, or another related party upon the unitholder's termination. Refer to Note 8 for further information regarding the Company's repurchase rights on the Class B Units, including the nature and classification of certain Class B Units on the consolidated balance sheets.
Common Stock and Preferred Stock
Upon the Corporate Conversion, the Company filed its certificate of incorporation in the State of Delaware on July 27, 2021, whereby the Company’s authorized capital stock consists of 650,000,000 shares of capital stock, $0.001 par value per share, of which 600,000,000 shares are designated as common stock and 50,000,000 shares are designated as preferred stock.
Upon the Company’s Corporate Conversion, the Company converted each of its outstanding Class A Units into a number of shares of common stock equal to the result of the accrued preferred return price per Class A Unit divided by the conversion price per share of common stock determined by the board of directors of $25.50. The preferred return price for each Class A Unit was equal to the future value of $1,000 at a 9% interest rate compounded quarterly over the time passed since the issuance of such unit. Upon the Company’s Corporate Conversion, the outstanding Class A Units converted into an aggregate of 16,607,235 shares of common stock and were reclassified into permanent equity. Subsequent to the Corporate Conversation, there were no Class A Units outstanding. Additionally, all the outstanding Class B Units converted into an aggregate of 53,646,668 shares of common stock on a one-for-one basis. There are 0 of such shares that remain subject to future vesting and are not included in the outstanding shares as of December 31, 2023.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
Stock Repurchase Program
In May 2022, the Company’s board of directors authorized a stock repurchase program to acquire up to $75.0 million of the Company’s common stock, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, working capital needs, general business and market conditions, regulatory requirements, and other investment opportunities. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934. The repurchase programs may be commenced, suspended, or terminated at any time by the Company at its discretion without prior notice.
The Company retires repurchased shares, which automatically return to the status of authorized but unissued shares of common stock. The cost of repurchased shares, including commissions, fees, and excise taxes, are recorded as an adjustment to accumulated deficit on the Company’s consolidated balance sheets and consolidated statements of preferred units and stockholders’ equity / members' deficit.
A summary of repurchased share activity during the years ended December 31, 2023, and 2022 is as follows (in thousands except share data):

	Year Ended December 31,
	2023	2022
Total number of shares repurchased	3,663,732	237,641
Total cost of shares repurchased, including commissions, fees, and excise taxes	$61,548	$3,375
As of December 31, 2023, there was a total of $10.5 million remaining for repurchase under the stock repurchase program. Also, see Note 10, “Related Party Transactions,” for a description of the Company’s privately-negotiated transaction with a stockholder. See Note 16, “Subsequent Events,” for additional information on share repurchase activity.
Note 8 – Share-Based Compensation
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
In addition, under the 2018 Plan, in 2019, the Company issued 746,744 of Class B Units at a price of $0.06 per unit, to employees, directors, and officers of the Company (the “Carried Equity Units”). No additional units were granted during the periods ended December 31, 2021, and 2020. The Carried Equity Units were subject to vesting based on (1) the participant’s continued service to the Company over a period of one to four years and/or (2) the Company achieving annual EBITDA targets. As the Carried Equity Units were unvested on the date of issuance, the cash received by the Company from the participant’s purchase of the Carried Equity Units is included in accrued liabilities on the accompanying consolidated balance sheets and such liability is reduced over time as vesting occurs. The number of units vested during the year ended December 31, 2020, was 1,112,839. The liability balance as of December 31, 2020, related to the unvested Carried Equity Units was $0.2 million. As of December 31, 2020, the unvested Carried Equity Units amounted to 2,700,948 units. None of the Carried Equity Units were cancelled or forfeited during the year ended December 31, 2020. The Carried Equity Units were also subject to repurchase by the Company, Thoma Bravo, or another related party upon the participant’s termination. Unvested Carried Equity Units were subject to repurchase at the lower of the participant’s original cost for such unit or the fair market value of such unit.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
A summary of stock option activity during the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands, except options, price per option, and term amounts):

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2021	3,169,696	$6.30	8.80	$38,108
Granted	1,584,805	25.78
Exercised	(278,887)	6.15
Forfeited	(218,802)	19.76
Outstanding – December 31, 2021	4,256,812	$13.05	8.44	$42,429
Granted	927,364	17.09
Exercised	(33,359)	6.31
Forfeited	(411,034)	20.86
Outstanding – December 31, 2022	4,739,783	$13.21	7.61	$19,855
Granted	—	—
Exercised	(304,332)	7.80
Forfeited	(459,079)	22.72
Outstanding – December 31, 2023	3,976,372	$12.53	6.68	$49,670
Vested and expected to vest in the future at December 31, 2023	3,976,372	12.53	6.68	49,670
Exercisable at December 31, 2023	3,111,198	$10.23	6.30	$45,810
The total fair value of options that vested during the years ended December 31, 2023, 2022, and 2021 was $5.9 million, $7.6 million, and $12.4 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $3.3 million, $0.4 million, and $5.3 million, respectively. The fair value of all time-based service options and performance-based options granted was estimated using a Black-Scholes option pricing model with the following assumptions:
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
The following assumptions were used by the Company to record compensation expense for performance-based and time-based options granted during the years ended December 31, 2022, and 2021. No options were granted during the year ended December 31, 2023 (dollars in thousands, except per option amounts):

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Year Ended December 31,
	2022	2021
Aggregate grant date fair value of options granted	$7,989	$23,111
Assumptions for option valuation:
Expected volatility	47.3 - 62.0%	62%
Expected dividend yield	—%	—%
Expected risk-free interest rate	1.7 – 3.4%	0.2 – 0.9%
Expected term of options	6 years	3 – 6 years
Maximum contractual term	10 years	10 years
Weighted average grant date fair value per option	$8.61	$14.58
The Company recognized $5.3 million, $6.7 million, and $14.5 million in share-based compensation expense related to time-based and performance-based stock options for the years ended December 31, 2023, 2022, and 2021, respectively. Included in the amounts of share-based compensation for the year ended December 31, 2021, is the acceleration of share-based compensation expense in the amount of $10.3 million related to 500,000 options to purchase common stock which became fully vested upon the completion of the Company’s IPO. During the years ended December 31, 2023, 2022, and 2021, performance-based options were probable of vesting and, therefore, were included as part of share-based compensation expense.
As of December 31, 2023, there was $8.4 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.85 years.
Restricted Stock Awards
In connection with the Corporate Conversion, all outstanding Carried Equity Units granted under the 2018 Plan were converted into RSAs, which have been granted under the 2021 Plan. The RSAs are subject to vesting based on (1) the participant’s continued service to the Company over a period of one to four years and/or (2) the Company achieving annual EBITDA targets. As the RSAs are unvested on the date of issuance, the cash received by the Company from the participant’s purchase of the RSAs is included in accrued liabilities on the accompanying consolidated balance sheets and such liability is reduced over time as vesting occurs.
The number of RSAs vested during the years ended December 31, 2023, 2022, and 2021 was 63,055, 599,599, and 1,434,506 respectively. The liability balance as of December 31, 2023, and 2022 related to the unvested RSAs was $0.00 million and $0.00 million, respectively. As of December 31, 2023, and 2022, the number of unvested RSAs amounted to 0 and 63,609, respectively. There were a total of 554, 27,146, and 131,251 RSAs cancelled or forfeited during years ended December 31, 2023, 2022, and 2021, respectively.
The Company recognized $0.1 million, $0.3 million, and $11.5 million in share-based compensation expense related to RSAs for the years ended December 31, 2023, 2022, and 2021, respectively. Included in the amounts of share-based compensation for the year ended December 31, 2021, is the acceleration of share-based compensation expense in the amount of $11.1 million related to 426,657 Carried Equity Units which became fully vested upon the completion of the Company’s IPO. Share-based compensation expense related to the excess of fair value per unit on date of issuance over the $0.06 per share purchase price paid by the participants, has been recognized as additional compensation expense attributable to the participants.

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
A summary of RSU activity during the years ended December 31, 2023, and 2022, and 2021 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2021	—	$—
Granted	1,184,863	25.72
Vested	(24,971)	22.82
Forfeited	(86,363)	26.00
Non-vested – December 31, 2021	1,073,529	$25.76
Granted	2,827,328	17.91
Vested	(398,407)	25.79
Forfeited	(390,619)	20.66
Non-vested – December 31, 2022	3,111,831	$19.27
Granted	3,639,647	16.35
Vested	(1,055,665)	19.26
Forfeited	(776,069)	18.78
Non-vested – December 31, 2023	4,919,744	$17.19
As of December 31, 2023, 4,919,771 RSUs are expected to vest. The Company recognized $24.8 million, $15.4 million, and $4.7 million in share-based compensation expense related to RSUs for the years ended December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, there was $70.9 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”), was adopted by the board of directors and approved by the Company’s stockholders following the Corporate Conversion and became effective as of July 26, 2021.
The 2021 ESPP initially reserves and authorizes the issuance of up to a total of 810,345 shares of common stock to participating employees. The 2021 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2022, and each January 1 thereafter through January 1, 2031, by the least of (i) 900,000 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2021 ESPP. The number of shares reserved under the 2021 ESPP will be subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
As of December 31, 2023, the Company has issued 131,424 shares of common stock under the 2021 ESPP. As of December 31, 2023, there was $0.3 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $0.7 million, $0.7 million, and $0.1 million of share-based compensation expense related to the ESPP for the years ended December 31, 2023, 2022, and 2021, respectively.
Share-Based Compensation
Share-based compensation for share-based awards granted to participants has been recorded in the consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021 as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$3,848	$4,630	$6,478
General and administrative	16,456	9,499	14,558
Research and development (1)	7,060	6,472	7,453
Sales and marketing	3,849	2,160	2,247
Restructuring related costs (2)	(663)	—	—
Total share-based compensation expense	$30,550	$22,761	$30,736
______________
(1)Net of $0.3 million, $0.3 million and $0.1 million additions to capitalized software for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)Relates to unvested stock compensation that was forfeited as part of the 2023 Restructuring Plan. See Note 12, “Restructuring Activities.”
Note 9 – Income Taxes
The provision for income taxes for the years ended December 31, 2023, 2022, and 2021 consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$142	$385	$—
State	171	1,840	215
Total current	313	2,225	215
Deferred:
Federal	15,609	1,822	3,746
State	8,021	83	1,180
Total deferred	23,630	1,905	4,926
Provision for income taxes	$23,943	$4,130	$5,141

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Effective Income Tax Rate
The provision for income taxes differs from that computed at the federal statutory corporate income tax rate as follows for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax (benefit) expense computed at federal statutory rate	$(3,905)	$1,139	$(1,019)
State income tax (benefit) expense, net of federal (benefit) expense	(32)	1,177	1,178
Nondeductible share-based compensation	127	803	1,478
IRC Section 162(m) limitation	1,842	1,038	4,131
Other nondeductible expenses	94	348	100
Valuation allowance	29,405	—	—
Rate change	55	66	472
R&D credits	(3,606)	(1,550)	(1,462)
Expiration of share-based compensation	1,037	—	—
Acquisition related U.S. State operating losses	(1,205)	—	—
Other return to provision adjustments	131	293	16
Tax attribute write-off	—	484	—
Amended return	—	332	—
Transaction costs true up	—	—	247
Provision for income taxes	$23,943	$4,130	$5,141
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” realization standard. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the past and current trend in volatility in the Company’s business operating environment which has impacted the Company’s current ability and expectation to generate sufficient future taxable income to fully realize its deferred tax assets, the Company has determined that it is more likely that it would not be able to utilize all of the deferred tax assets, and therefore, has established a partial valuation allowance on the deferred tax assets as of December 31, 2023. Accordingly, the Company has recorded a valuation allowance of approximately $29.4 million at December 31, 2023, to reduce its deferred tax assets.
There was no such valuation allowance recorded as of December 31, 2022, and 2021, respectively, as in each of these periods after the Company considered all positive and negative evidence and based on the weight of such evidence, concluded using a more likely than not realization standard that a valuation allowance is not needed.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Deferred income taxes at December 31, 2023, and 2022 consist of the following (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$17,489	$20,425
Capitalized research and development	12,466	9,848
Tax credit carryforwards	8,135	5,600
Reserves and accruals	1,659	2,336
Share-based compensation	3,795	3,420
Interest expense carryover	10,117	2,838
Transaction costs	2,357	2,584
Property and equipment	243	633
Other	260	413
Total deferred tax assets	56,521	48,097
Valuation allowance	(29,405)	—
Total deferred tax assets, net	27,116	48,097
Deferred tax liabilities:
Contract cost assets	(2,059)	(1,668)
Goodwill and intangible assets	(35,470)	(31,745)
Right of use assets, net	(293)	(559)
Debt issuance costs	(117)	(186)
Total deferred tax liabilities	(37,939)	(34,158)
Net deferred tax (liabilities) assets	$(10,823)	$13,939
Net operating loss (“NOL”) and research & development tax credit (“R&D”) carryforwards at December 31, 2023, and 2022 consist of the following (in thousands):

	As of December 31,
	2023	2022
NOL carryforwards:
Federal	$67,391	$86,246
State	54,078	35,713
R&D tax credit carryforwards:
Federal	7,872	4,992
State	4,490	3,625
The Company has federal and state net operating loss carryforwards of $67.4 million and $54.1 million, respectively, at December 31, 2023, to reduce future cash payments for income taxes. The NOL carryforward amounts at December 31, 2023, and 2022 do not include $13.3 million and $9.1 million, respectively, of federal NOLs that are expected to expire prior to utilization due to a Section 382 limitation placed on the acquired NOLs of CRIF, Saylent and StreetShares at acquisition.
Of the $67.4 million federal NOL carryforwards, $14.9 million will expire from 2034 through 2037, and $52.5 million will carry over indefinitely. Of the $54.1 million state NOL carryforwards, $39.3 million will expire from 2025 through 2043, and $14.8 million will carry over indefinitely.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Uncertain Tax Positions
The Company has recorded an uncertain tax position with respect to its R&D tax credit carryforwards. There are no material penalties or interest recorded on the Federal, California, and Virginia R&D tax credit carryforwards as some reserved credits have been utilized on a tax return, but there are sufficient carryforwards to offset anything that would potentially be disallowed, and therefore the uncertain tax position is recorded as a reduction of the deferred tax asset related to these credits. The Company does not anticipate any material changes to unrecognized tax benefit within the next twelve months that will affect the effective tax rate.
The Company has gross federal and state R&D tax credit carryforwards, before an uncertain tax position reserve, of $7.9 million and $4.5 million, respectively, as of December 31, 2023. A reserve for uncertain tax positions has been recorded against the federal and state credits of $2.4 million and $1.2 million, respectively, at December 31, 2023, and $1.5 million and $0.9 million, respectively, at December 31, 2022. The R&D tax credit carryforwards are net of a Section 382 limitation of $0.2 million placed on acquired R&D tax credits of CRIF at acquisition. The federal and state R&D tax credit carryforwards begin to expire in 2034 and 2038, respectively, and $4.3 million of state research credits have no expiration period.
The reconciliation of unrecognized tax benefits at the beginning and end of the year is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$(2,451)	$(1,942)	$(1,072)
Gross decrease (increase) related to prior year positions	(176)	86	(386)
Gross increase related to current year positions	(908)	(595)	(484)
Ending balance	$(3,535)	$(2,451)	$(1,942)
Included in the balance of unrecognized tax benefits as of December 31, 2023, December 31, 2022, and December 31, 2021 are $0.0 million, $2.5 million, and $1.9 million, respectively of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2023, December 31, 2022, and December 31, 2021 are $3.5 million, $0.0 million, and $0.0 million, respectively of tax benefits that, if recognized, would be offset against the valuation allowance.
The Company is subject to U.S. Federal income tax as well as to income tax of multiple state jurisdictions. The Company is subject to examination for tax years back to 2020 and 2019 for federal and state purposes, respectively, and certain of its NOL carryforwards dating back to 2009 are subject to adjustment by the taxing authorities as a portion of these have been utilized in tax returns for the period ended December 31, 2022 and December 31, 2021. As of December 31, 2023, the Company had no outstanding income tax audits.
Note 10 – Related Party Transactions
In the course of its business operations, related party transactions are conducted with parties with which the Company has a close association.
The following table presents the impact of related party transactions on the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$1,558	$2,128	$2,074
General and administrative	730	824	1,680
Research and development	272	273	328
Sales and marketing	1	92	113
Total related party expenses	$2,561	$3,317	$4,195

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following table presents the impact of related party transactions on the Company’s consolidated balance sheets (in thousands):

	As of December 31,
	2023	2022
Prepaid assets	$38	$37
Total current assets	$38	$37

Accounts payable	$110	$30
Accrued liabilities	243	456
Total current liabilities	$353	$486
Under the terms of these related-party transactions, all amounts incurred and recognized are expected to be settled within one year from the date of the accompanying consolidated balance sheets.
Additionally, during the year ended December 31, 2023, the Company engaged contractors that were related parties to perform development work for its product offerings. Amounts capitalized for internally developed software related to work performed by these related parties was $0.1 million during the year ended December 31, 2023, and none during both the years ended December 31, 2022, and 2021. The Company recorded $0.0 million amortization of related party internally developed software during the year ended December 31, 2023. As of December 31, 2023, the net book value of related party internally developed software was $0.1 million.
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
Note 11 – Net (Loss) Income Per Share
The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Basic and diluted net (loss) income per share
Numerator:
Net (loss) income attributable to common stockholders	$(42,539)	$1,294	$(30,940)
Denominator:
Weighted average common stock outstanding:
Basic	80,349,895	80,454,356	63,813,770
Diluted	80,349,895	82,403,679	63,813,770
Net (loss) income per share:
Basic	$(0.53)	$0.02	$(0.48)
Diluted	$(0.53)	$0.02	$(0.48)

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted average shares outstanding for basic (loss) income per share	80,349,895	80,454,356	63,813,770
Effect of dilutive securities:
Options outstanding, unexercised	—	1,660,412	—
RSAs unvested	—	188,241	—
RSUs unvested	—	94,332	—
Purchase rights committed under the ESPP	—	6,338	—
Weighted average shares outstanding for diluted (loss) income per share	80,349,895	82,403,679	63,813,770
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net (loss) income per share attributable to common stockholders because their impact would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock outstanding, unexercised	3,976,372	1,909,223	4,256,812
Restricted stock awards, unvested	—	—	691,270
Restricted stock units, unvested	4,919,744	743,602	1,073,529
Purchase rights committed under the ESPP	12,943	6,338	—
Total	8,909,059	2,659,163	6,021,611
Note 12 – Restructuring Activities
Restructuring Plan
In February 2023, the Company’s board of directors authorized a restructuring plan (the “Restructuring Plan”) that was designed to consolidate the Company’s functions and investments to prioritize customer-centric areas of the Company’s organization, align teams with the Company’s highest business priorities, and improve efficiencies. The Restructuring Plan included a reduction of the Company’s then-current workforce by approximately 11%. Restructuring charges of $3.6 million, consisting primarily of cash expenditures and relating to severance payments, employee, benefits, and employee transition costs, net of $0.7 million previously vested share-based compensation, were recognized during the year ended December 31, 2023. These costs are reflected in restructuring-related costs on the Company’s consolidated statements of operations.
A rollforward of the Company’s restructuring reserve balance as of December 31, 2023, is as follows (in thousands):

As of December 31, 2023
Balance as of January 1, 2023	$—
Restructuring related costs	3,621
Payments	(3,621)
Balance as of December 31, 2023	$—
Additionally, refer to Note 16 “Subsequent Events” for additional information.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13 – Business Combinations
Acquisition of OpenClose
On November 4, 2022, the Company acquired all of the outstanding stock of Beanstalk Networks LLC, doing business as OpenClose (“OpenClose”), for cash consideration of $62.8 million. In connection with the acquisition, the Company incurred $1.9 million in acquisition related costs. The acquisition was funded by the Company’s available cash. OpenClose is based out of West Palm Beach, Florida, and provides mortgage lending technology, with a particular focus on supporting depository institutions. The acquisition is expected to improve the company’s existing lending platform and improve our offerings for depository institutions. The acquisition is accounted for using the acquisition method of accounting whereby the acquired assets and liabilities will be recorded at their respective fair values and added to those of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.
Results of operations of OpenClose have been included in the operations of the Company beginning with the closing date of the acquisition. Revenue and net income attributable to OpenClose were $2.5 million and $0.2 million for the year ended December 31, 2022, respectively.
The table below summarizes the allocation of the purchase price of OpenClose based on the estimated fair value of the assets acquired and the liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$1,261
Accounts receivable	830
Prepaid expenses and other current assets	61
Goodwill	37,312
Intangible assets	29,600
Total assets acquired	69,064
Liabilities assumed:
Accounts payable	133
Accrued compensation and benefits	2,623
Accrued liabilities	2,941
Deferred revenue	603
Total liabilities assumed	6,300
Fair value of assets acquired and liabilities assumed	$62,764
During the year ended December 31, 2023, the Company finalized the provisional purchase price allocation related to final working capital adjustments and income tax effects for the acquisition of OpenClose, resulting in changes to the acquisition’s opening balance sheet, including an increase to accrued liabilities of $0.6 million, and decrease in cash consideration transferred of $0.3 million with the corresponding net amount of $0.3 million as an increase to goodwill. The goodwill recognized is attributable to an increased customer base and expanded service capabilities. The OpenClose acquisition is treated as an asset purchase for income tax purposes; therefore all goodwill recorded is considered deductible for income tax purposes.

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
Acquisition of StreetShares
On April 1, 2022, the Company acquired all of the outstanding stock of StreetShares, Inc. (“StreetShares”) for cash consideration of $28.0 million, $30.0 million in escrow for a contingent earnout that expires April 1, 2023, subject to adjustment as defined in the purchase agreement, and $1.6 million in acquisition costs. The $30.0 million was considered contingent consideration and accounted for separate from the business combination accounting. The acquisition was funded by the Company’s available cash. StreetShares is based out of Reston, VA, and is a financial technology company that provides digital small business lending technology to banks and credit unions. The acquisition is expected to strengthen the Company’s existing lending platform and accelerate the Company’s small business lending capabilities. The acquisition is accounted for using the acquisition method of accounting.
During the year ended December 31, 2023, the $30.0 million held in escrow as contingent earnout proceeds was not earned and was released in its entirety back to the Company. The Company recognized $30.0 million as an increase to cash on its consolidated balance sheets.
Results of operations of StreetShares have been included in the operations of the Company beginning with the closing date of the acquisition. Revenue and net loss attributable to StreetShares were $2.9 million and $4.1 million, respectively, for the year ended December 31, 2022.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The table below summarizes the allocation of the purchase price of StreetShares based on the estimated fair value of the assets acquired and the liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$1,580
Restricted cash (1)	3,265
Accounts receivable	157
Prepaid expenses and other current assets	561
Property and equipment	142
Right of use assets	613
Deferred tax assets	10,426
Goodwill	7,952
Intangible assets	12,400
Other assets	83
Total assets acquired	37,179
Liabilities assumed:
Accounts payable	368
Accrued compensation and benefits	3,585
Accrued liabilities	738
Contingent earnout	162
Notes payable to Regulation A+ investors (1)	3,265
Deferred revenue	854
Other long-term liabilities	225
Total liabilities assumed	9,197
Fair value of assets acquired and liabilities assumed	$27,982
______________
(1)Prior to the acquisition, StreetShares was subject to Regulation A+ of the Securities and Exchange Commission and had offered StreetShares notes to investors. The notes were scheduled to mature during various dates through 2023. Subsequent to the acquisition, during April 2022, the Company used the $3.3 million restricted cash balance to repay the Regulation A+ payable in full.
During the year ended December 31, 2022, the Company completed measurement period adjustments related to the fair value of identifiable intangible assets and final working capital adjustment, resulting in a reduction to the fair values of customer relationships and developed technology by $1.9 million and $1.5 million, respectively, an increase in deferred tax assets of $1.1 million, and an increase in goodwill of $2.3 million. The final working capital adjustment amounted to $0.1 million being paid by the Company to the sellers of StreetShares. The working capital adjustment was settled in September 2022 and resulted in a corresponding adjustment to prepaid expenses and other current assets.
During the year ended December 31, 2023, the Company finalized the provisional purchase price allocation related to income tax effects for the acquisition of StreetShares, resulting in a reduction to the deferred tax asset and corresponding increase to goodwill in the amount of $1.1 million. The goodwill recognized is attributable to the Company’s expected acceleration of its small business lending service capabilities. The StreetShares acquisition is treated as a stock purchase for income tax purposes; therefore, of the goodwill recorded, none is considered deductible for income tax purposes.

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
Contingent Earnout Liability
The purchase price for StreetShares included a potential earnout that was measured over 12 months from April 2, 2022, through April 1, 2023, based on performance factors outlined in the acquisition agreement.
The contingent earnout liability was recorded at estimated fair value each reporting period using a Monte Carlo simulation based on the forecasted operating results over the earnout period, estimates for market volatility, discount rates, and the earnout formula specified in the acquisition agreement. As the fair value uses significant unobservable inputs, it is considered a Level 3 fair value measurement.
The contingent earnout liability was initially recorded in accrued liabilities on the Company’s consolidated balance sheets. The $30.0 million held in escrow as contingent earnout proceeds was not earned and was released in its entirety back to the Company during the year ended December 31, 2023.

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

Assets acquired:
Cash and cash equivalents	$1,676
Restricted cash	879
Accounts receivable, net	4,174
Prepaid expenses and other current assets	121
Property and equipment, net	371
Goodwill	22,036
Intangible assets	13,700
Total assets acquired	42,957
Liabilities assumed:
Accounts payable	210
Accrued compensation and benefits	2,191
Accrued liabilities	754
Deferred tax liability	521
Notes payable (PPP Loan)	775
Total liabilities assumed	4,451
Fair value of assets acquired and liabilities assumed	$38,506
During the year ended December 31, 2022, the Company finalized the provisional price allocation for income tax effects, resulting in no additional adjustments to the opening balance sheet.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Pro Forma Financial Information (Unaudited)
The pro forma statements of operations data for the years ended December 31, 2022, and 2021 give effect to the OpenClose acquisition, described above, as if it had occurred at January 1, 2021. These amounts have been calculated after adjusting the operating results of OpenClose for the following primary items: (1) additional intangible amortization from the transaction, (2) acquisition-related expenses incurred, and (3) the related tax effects of the above adjustments. For the years ended December 31, 2022, and 2021, pro forma revenue was $300.2 million and $279.7 million, respectively. Pro forma earnings reflect net losses of $0.4 million and $14.7 million for the years ended December 31, 2022, and 2021, respectively.
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
Note 14 – Leases
The Company leases office space and server equipment under various operating lease agreements that expire through December 2026. The Company recognizes the related rent expense on a straight-line basis over the term of each lease. Free rent and rental increases are recognized on a straight-line basis over the term of each lease.
As of December 31, 2023, the weighted average remaining lease term was two years and the weighted average discount rate was 6.0%. The Company does not have any finance leases as of December 31, 2023.
One lease was with a related party that expired in December 2022. The monthly payments during each of the years ended December 31, 2022, and 2021 were $0.1 million.
The Company also has subleases of former office spaces which expire at various dates from 2024 to 2026. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $0.3 million, $0.4 million, and $0.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. One of the subleases was entered into during March 2022 resulting in a total loss of $0.1 million from the disposal of related assets. The loss is included in general and administrative expense on the consolidated statements of operations for the year ended December 31, 2022.
Rent expense, gross of sublease income, has been recorded in the consolidated statements of operations for the years ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenues	$569	$720
General and administrative	68	260
Research and development	635	579
Sales and marketing	198	240
Total rent expense	$1,470	$1,799
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$1,323	$2,008
Operating lease assets obtained in exchange for new operating lease liabilities	—	1,033

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following table presents supplemental balance sheet information about the Company’s leases (in thousands):

	As of December 31,
	2023	2022
Operating lease ROU assets	$1,140	$2,185

Operating lease liabilities, current	$773	$1,223
Noncurrent operating lease liabilities	504	1,282
Total operating lease liabilities	$1,277	$2,505
As of December 31, 2023, remaining maturities of lease liabilities were as follows (in thousands):

As of December 31, 2023
Years ending December 31,
2024	$779
2025	320
2026	245
Total operating lease payments (1)	1,344
Less: imputed interest	(67)
Total operating lease liabilities	$1,277
______________
(1)Presented gross of sublease income. The Company expects to receive sublease income of $0.2 million in 2024, $0.2 million in 2025, and $0.2 million in 2026.
No impairment of ROU assets was recorded during the years ended December 31, 2023, or 2022.
As of December 31, 2021, prior to the adoption of ASC 842 “Leases,” the aggregate future non-cancelable minimum rental payments and expected sublease receipts were as follows (in thousands):

	Related Party	Third Party	Sublease Receipts	Total
Years ending December 31,
2022	$875	$736	$(293)	$1,318
2023	—	753	—	753
2024	—	722	—	722
2025	—	319	—	319
2026	—	244	—	244
Thereafter	—	—	—	—
Total future minimum lease payments	$875	$2,774	$(293)	$3,356
Rent expense for the year ended December 31, 2021, was as follows (in thousands):

Year Ended December 31, 2021
Cost of revenues	$735
General and administrative	186
Research and development	472
Sales and marketing	207
Total rent expense	$1,600

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 15 – Employee Benefits
The Company has a retirement savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may make elective deferrals which are matched up to specified limits by the Company. Employer matching contributions for the years ended December 31, 2023, 2022, and 2021 were $1.6 million, $1.4 million, and $1.3 million, respectively.
Note 16 – Subsequent Events
Organizational Realignment Plan
In January 2024, the Company’s board of directors authorized an organizational realignment plan (the “2024 Realignment Plan”) that is designed to manage operating costs, enable efficient delivery on business objectives, and allow for growth in areas of strategic importance. The 2024 Realignment Plan includes a reduction of the Company’s current workforce by approximately 9%. The Company estimates that it will incur charges of approximately $3.3 million to $4.3 million (unaudited) in connection with the 2024 Realignment Plan, consisting primarily of cash expenditures and relating to employee severance payments, employee benefits, and employee transition costs. As of March 12, 2024, $3.2 million has been incurred related to the 2024 Realignment Plan. The actions associated with the workforce reduction under the 2024 Realignment Plan are expected to be substantially complete by the end of the first quarter of 2024, subject to local law and consultation requirements. The estimates of the charges and expenditures that the Company expects to incur in connection with the Realignment Plan, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ from the estimates discussed above.
January 2024 Stock Repurchase Program
In January 2024, the Company’s board of directors authorized a new stock repurchase program to acquire up to $125.0 million of the Company’s common stock, with no fixed expiration date and no requirement to purchase any minimum number of shares (the “2024 Stock Repurchase Program”). Shares may be repurchased under the repurchase program through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. Any shares of common stock repurchased under the repurchase program will be retired and automatically returned to the status of authorized but unissued shares of common stock. Approximately $44.0 million of the January 2024 Stock Repurchase Program was used for the stock repurchase in connection with the Secondary Offering.
Secondary Offering by Selling Stockholders and Related Common Stock Repurchase
On February 9, 2024, the Company completed an underwritten secondary offering for the sale of 6,906,015 shares of common stock by certain of its existing stockholders, at an offering price of $19.00 per share (the “Secondary Offering”). The selling stockholders also granted the underwriters a 30-day option to purchase up to an additional 675,000 shares of common stock from the selling stockholders at the public offering price, less underwriting discounts and commissions. The underwriters did not exercise this option during the 30-day window. The Company did not receive any proceeds from the sale of our common stock by the selling stockholders in the Secondary Offering, and will not receive any proceeds from sales of our common stock by the selling stockholders upon the exercise of the underwriters’ option.
On February 9, 2024, in connection with the Secondary Offering and pursuant to the 2024 Repurchase Program, the Company purchased 2,406,015 shares of its common stock from the underwriters at a price per share equal to $18.2875, which is equal to the per share price at which the underwriters purchased the shares from the selling stockholders in the Secondary Offering, resulting in an aggregate purchase price of approximately $44.0 million.
The Secondary Offering was made pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-276336), which was filed with the Securities and Exchange Commission on December 29, 2023 and became effective on January 8, 2024.

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
Based on our evaluation and because of the material weakness in our internal control over financial reporting discussed below, our management have concluded that, as of December 31, 2023, our review controls and procedures were not effective. Notwithstanding the material weakness, our management has concluded that the consolidated financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for the periods presented in conformity with U.S. generally accepted accounting principles.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting includes those policies and procedures that:
i.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness in our internal control over financial reporting described below.
During the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We have identified multiple control deficiencies that aggregate to a material weakness related to the design and operating effectiveness of controls over revenue as of December 31, 2023. This was primarily caused by insufficient controls over the set-up of customer contracts for billing and maintaining complete contract support that were not operating effectively. We can confirm that there has been no restatement of prior period financial statements and no change to our previously released financial results as a result of these control deficiencies.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an emerging growth company pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012.

Remediation Plans
To address our material weakness, we will design and implement additional review processes, enhanced procedures, and controls, including with respect to customer contracts, as well as system improvements and implementations, staffing and training. We will not be able to fully remediate this material weakness until these procedures have been completed and the controls have been operating effectively for a sufficient period of time.
Changes in Internal Control Over Financial Reporting
Except for the material weakness and remediation efforts noted above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by Part III, Item 10, will be included in our Definitive Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by Part III, Item 11, will be included in our Definitive Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information required by Part III, Item 12, will be included in our Definitive Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Part III, Item 13, will be included in our Definitive Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by Part III, Item 14, will be included in our Definitive Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
The Following financial statements are included in Part II, Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm (BDO USA, P.C., Costa Mesa, California, PCAOB ID# 243)
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
Item 16. Form 10-K Summary
None.

Exhibit Index

Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Registrant.	10-Q	3.1	September 7, 2021

3.2	Bylaws of the Registrant.	S-1	3.3	April 30, 2021

4.1	Specimen Common Stock Certificate.	S-1	4.1	April 30, 2021

4.2	Registration Rights Agreement, dated May 31, 2018, by and among the Registrant and certain of its stockholders.	S-1	4.2	April 30, 2021

4.3	Amendment No. 1 to Registration Rights Agreement, dated as of December 28, 2023, by and among the Registrant and certain of its stockholders.	S-3	4.2	December 28, 2023

4.4	Description of Securities.	10-K	4.3	March 10, 2022

10.1†	2021 Stock Option and Incentive Plan, as amended, and forms of award agreements thereunder.	10-K	10.1	March 9, 2023

10.2†	2021 Employee Stock Purchase Plan.	S-1/A	10.2	July 19, 2021

10.3†	Non-Employee Director Compensation Policy.	10-Q	10.2	August 4, 2023

10.4†	Senior Executive Cash Incentive Bonus Plan.	S-1	10.4	April 30, 2021

10.5†	Forms of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	10.5	April 30, 2021

10.6†	Executive Officer Employment Agreement, as amended, by and between the registrant and Nicolaas Vlok.	10-K	10.6	March 9, 2023

10.7†	Executive Officer Employment Agreement, by and between the registrant and Timothy Nguyen.	S-1	10.8	April 30, 2021

10.8†	Executive Officer Employment Agreement, by and between the registrant and Alan Arnold.	S-1	10.9	April 30, 2021

10.9	Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and Antares Capital LP, dated as of May 31, 2018.	S-1	10.10	April 30, 2021

10.10	Amendment No. 1 to Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and Antares Capital LP, dated as of July 3, 2018.	S-1	10.11	April 30, 2021

10.11	Second Amendment and Incremental Facility Amendment to Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., the Incremental Term Loan Lenders (as defined therein), Professional Credit Reporting, Inc., ML East Acquisition Subsidiary, Inc., and Antares Capital LP, dated as of December 21, 2018.	S-1	10.12	April 30, 2021

10.12	Amendment No. 3 to Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and Antares Capital LP, dated as of June 27, 2019.	S-1	10.13	April 30, 2021

10.13	Fourth Amendment and Incremental Facility Amendment to Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., the Incremental Term Loan Lenders (as defined therein), Professional Credit Reporting, Inc., ML East Acquisition Subsidiary, Inc., and Antares Capital LP, dated as of October 7, 2019.	S-1	10.14	April 30, 2021

10.14	Fifth Amendment and Incremental Facility Amendment to Senior Secured First Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., the Incremental Term Loan Lenders (as defined therein), Professional Credit Reporting, Inc., ML East Acquisition Subsidiary, Inc., and Antares Capital LP, dated as of January 12, 2021.	S-1	10.15	April 30, 2021

10.15	Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., the other lenders party thereto, and DBD Credit Funding LLC, dated as of May 31, 2018.	S-1	10.16	April 30, 2021

10.16	Amendment No. 1 to Senior Secured Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and DBD Credit Funding LLC, dated as of July 3, 2018.	S-1	10.17	April 30, 2021

10.17	Amendment No. 2 to Senior Secured Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and DBD Credit Funding LLC, dated as of June 27, 2019.	S-1	10.18	April 30, 2021

10.18	Amendment No. 3 to Senior Secured Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and DBD Credit Funding LLC, dated as of October 7, 2019.	S-1	10.19	April 30, 2021

10.19	Amendment No. 4 to Senior Secured Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and DBD Credit Funding LLC, dated as of January 12, 2021.	S-1	10.20	April 30, 2021

10.20	Standard Industrial/Commercial Single-Lessee Lease – Net by and between the registrant and MLink Enterprise, LLC, dated as of November 30, 2012.	S-1	10.21	April 30, 2021

10.21	First Amendment to Lease Agreement by and between the registrant and MLink Enterprise, LLC, dated as of March 23, 2018.	S-1	10.22	April 30, 2021

10.22	Office Sublease by and between MeridianLink, Inc. and Profit Recovery Partners, LLC, dated as of March 24, 2021.	S-1/A	10.23	July 19, 2021

10.23	First Amendment to Office Sublease by and between MeridianLink, Inc. and Profit Recovery Partners, LLC, dated as of April 21, 2021.	S-1/A	10.24	July 19, 2021

10.24	Credit Agreement, dated as of November 10, 2021, by and among MeridianLink, Inc., ML California Sub, Inc, the other lenders party thereto, and Bank of America, N.A.	8-K	10.1	November 10, 2021

10.25†	Amendment No. 1 to Employment Agreement, by and between the MeridianLink, Inc., ML California Sub, Inc, and Timothy Nguyen, dated as of December 23, 2021.	8-K	10.1	December 23, 2021

10.26†	Employment Agreement, as amended, by and between the Registrant and Sean Blitchok.	10-K	10.28	March 9, 2023

10.27†	Amended and Restated Employment Agreement, as amended, by and between the Registrant and Chris Maloof.	10-K	10.29	March 9, 2023

10.28†	Transition Agreement by and between the Registrant and Alan Arnold, dated as of January 9, 2023.	8-K	10.1	January 10, 2023

10.29	Conforming Changes Amendment to Credit Agreement, dated as of June 20, 2023, by and among MeridianLink, Inc., ML California Sub, Inc, the other lenders party thereto, and Bank of America, N.A., as administrative agent.	10-Q	10.1	August 4, 2023

21.1	Subsidiaries of the Registrant.	—	—	Filed herewith

23.1	Consent of BDO USA, P.C.	—	—	Filed herewith

24.1	Power of Attorney (included on signature page hereto).	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

97	Compensation Recovery Policy.	—	—	Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	Filed herewith
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

MERIDIANLINK, INC.

Dated: March 12, 2024	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: March 12, 2024	By:	/s/ Sean Blitchok
	Name:	Sean Blitchok
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Nicolaas Vlok	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2024
Nicolaas Vlok

/s/ Sean Blitchok	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2024
Sean Blitchok

/s/ Edward H. McDermott	Chair of the Board of Directors	March 12, 2024
Edward H. McDermott

/s/ Cody Cowan	Director	March 12, 2024
Cody Cowan

/s/ Timothy Nguyen	Director	March 12, 2024
Timothy Nguyen

/s/ Reema Poddar	Director	March 12, 2024
Reema Poddar

/s/ A.J. Rohde	Director	March 12, 2024
A.J. Rohde

/s/ Mark Sachleben	Director	March 12, 2024
Mark Sachleben

/s/ Duston Williams	Director	March 12, 2024
Duston Williams

/s/ Yael Zheng	Director	March 12, 2024
Yael Zheng