Form 10-Q
period 2024-03-31
MeridianLink, Inc.
filed 2024-05-08
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of May 3, 2024, there were 76,708,674 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I
Item 1. Financial Statements
MERIDIANLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$62,285	$80,441
Accounts receivable, net	36,623	32,412
Prepaid expenses and other current assets	12,238	11,574
Total current assets	111,146	124,427
Property and equipment, net	3,011	3,337
Right of use assets, net	967	1,140
Intangible assets, net	238,818	251,060
Goodwill	610,063	610,063
Other assets	6,495	6,224
Total assets	$970,500	$996,251

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,135	$4,405
Accrued liabilities	28,369	30,673
Deferred revenue	37,683	17,224
Current portion of debt, net of debt issuance costs	3,543	3,542
Total current liabilities	73,730	55,844
Debt, net of debt issuance costs	419,102	420,004
Deferred tax liabilities, net	10,639	10,823
Long-term deferred revenue	257	792
Other long-term liabilities	439	541
Total liabilities	504,167	488,004
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 76,338,829 and 78,447,701 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	127	129
Additional paid-in capital	662,403	654,634
Accumulated deficit	(196,197)	(146,516)
Total stockholders’ equity	466,333	508,247
Total liabilities and stockholders’ equity	$970,500	$996,251
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues, net	$77,816	$77,135
Cost of revenues:
Subscription and services	21,344	23,501
Amortization of developed technology	4,729	4,454
Total cost of revenues	26,073	27,955
Gross profit	51,743	49,180
Operating expenses:
General and administrative	25,179	22,555
Research and development	9,485	13,812
Sales and marketing	10,536	8,213
Restructuring related costs	3,191	2,904
Total operating expenses	48,391	47,484
Operating income	3,352	1,696
Other (income) expense, net:
Interest and other income	(956)	(470)
Interest expense	9,582	9,031
Total other expense, net	8,626	8,561
Loss before income taxes	(5,274)	(6,865)
Provision for (benefit from) income taxes	32	(1,199)
Net loss	$(5,306)	$(5,666)

Net loss per share:
Basic	$(0.07)	$(0.07)
Diluted	$(0.07)	$(0.07)
Weighted average common stock outstanding:
Basic	77,335,072	80,659,978
Diluted	77,335,072	80,659,978
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	78,447,701	$129	$654,634	$(146,516)	$508,247
Vesting of restricted stock units (“RSUs”)	261,847	—	—	—	—
Issuance of common stock due to exercise of stock options	26,856	—	191	—	191
Shares withheld related to net share settlement of RSUs	8,440	—	(294)	—	(294)
Repurchases of common stock	(2,406,015)	(2)	—	(44,375)	(44,377)
Share-based compensation expense	—	—	7,872	—	7,872
Net loss	—	—	—	(5,306)	(5,306)
Balance at March 31, 2024	76,338,829	$127	$662,403	$(196,197)	$466,333

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	80,644,452	$128	$621,396	$(42,433)	$579,091
Vesting of restricted stock awards	59,558	4	—	—	4
Vesting of RSUs	65,770	—	—	—	—
Issuance of common stock due to exercise of stock options	97,412	—	594	—	594
Shares withheld related to net share settlement of RSUs	(1,769)	—	(24)	—	(24)
Repurchases of common stock	(228,529)	—	—	(3,499)	(3,499)
Share-based compensation expense	—	—	4,939	—	4,939
Net loss	—	—	—	(5,666)	(5,666)
Balance at March 31, 2023	80,636,894	$132	$626,905	$(51,598)	$575,439
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,306)	$(5,666)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,524	14,531
Provision for expected credit losses	234	532
Amortization of debt issuance costs	212	235
Share-based compensation expense	7,803	4,891
Deferred income taxes	(184)	(1,198)
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,444)	(5,028)
Prepaid expenses and other assets	(960)	(1,636)
Accounts payable	(270)	2,717
Accrued liabilities	(2,501)	1,706
Deferred revenue	19,924	16,997
Net cash provided by operating activities	29,038	28,081
Cash flows from investing activities:
Capitalized software additions	(1,837)	(1,924)
Purchases of property and equipment	(92)	(134)
Net cash used in investing activities	(1,929)	(2,058)
Cash flows from financing activities:
Repurchases of common stock	(44,000)	(3,490)
Proceeds from exercise of stock options	191	594
Taxes paid related to net share settlement of restricted stock units	(294)	(24)
Principal payments of debt	(1,088)	(1,087)
Payments of deferred offering costs	(74)	—
Net cash used in financing activities	(45,265)	(4,007)
Net (decrease) increase in cash and cash equivalents	(18,156)	22,016
Cash and cash equivalents, beginning of period	80,441	55,780
Cash and cash equivalents, end of period	$62,285	$77,796

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,365	$9,019
Cash paid for income taxes	32	50
Non-cash investing and financing activities:
Shares withheld with respect to net settlement of restricted stock units	294	24
Excise taxes payable included in repurchases of common stock	377	9
Share-based compensation expense capitalized to software additions	69	48
Purchase price allocation adjustment related to income tax effects for StreetShares acquisition	—	245
Purchases of property and equipment included in accounts payable and accrued liabilities	44	79
Vesting of restricted stock awards and restricted stock units	—	4
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
The interim condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and stockholders’ equity for the three months ended March 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2024, its condensed consolidated results of operations for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three months ended March 31, 2024 and 2023 and as of March 31, 2024, are also unaudited. The condensed consolidated balance sheet as of December 31, 2023, included herein, and financial information as of December 31, 2023, disclosed in the notes to the condensed consolidated financial statements was derived from the audited consolidated financial statements as of that date.
The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 12, 2024 (“2023 Annual Report on Form 10-K”).
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, “Significant Accounting Policies” in the Company’s 2023 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies described in the Company’s 2023 Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes.
Accounting Pronouncements Not Yet Adopted
The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and has elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies.
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”
Accounting Standard Update (“ASU”) 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2025, on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements and related disclosures.
ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”
ASU 2023-07 requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. The new standard also permits companies to disclose more than one measure of segment profit or loss, requires disclosure of the title and position of the CODM, and requires companies with a single reportable segment to provide all disclosures required by Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and companies are required to apply the ASU retrospectively to all periods presented. The Company is currently evaluating the impact that adoption of this standard will have on its condensed consolidated financial statements and related disclosures.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 3 – Revenue Recognition
Disaggregation of Revenue
The following table disaggregates the Company’s net revenues by solution type (in thousands):

	Three Months Ended March 31,
	2024	2023
Lending Software Solutions	$60,903	$58,001
Data Verification Software Solutions	16,913	19,134
Total	$77,816	$77,135
The following table disaggregates the Company’s net revenues by major source (in thousands):

	Three Months Ended March 31,
	2024	2023
Subscription fees	$65,912	$66,405
Professional services	9,010	8,435
Other	2,894	2,295
Total	$77,816	$77,135
Contract Balances
The following table presents amounts related to customer contract-related arrangements, which are included on the condensed consolidated balance sheets as follows (in thousands):

	As of March 31,	As of January 1,	As of March 31,	As of January 1,
	2024	2024	2023	2023
Accounts receivable	$34,441	$30,314	$35,722	$29,010
Unbilled receivables	2,182	2,098	1,679	3,895
Accounts receivable, net	$36,623	$32,412	$37,401	$32,905

Deferred revenue, current	$37,683	$17,224	$34,090	$16,945
Long-term deferred revenue	$257	$792	$992	$1,141
Unbilled receivables primarily result from revenue being recognized when or as control of a solution or service is transferred to the customer, but where invoicing is contingent upon the completion of other performance obligations or where the contract provides that payment timing differs from the provisioning of services. Unbilled receivables and accounts receivable, net of the allowance for expected credit losses, are included within accounts receivable, net on the Company’s consolidated balance sheets. Accounts receivable and unbilled receivables will increase or decrease based on the timing of invoices, customer payments, and recognition of revenue.
Deferred Revenue
The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue. Significant changes in our deferred revenue balances during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

	As of March 31,
	2024	2023
Deferred revenue, beginning balance	$18,016	$18,086
Billing of transaction consideration	97,740	94,131
Revenue recognized	(77,816)	(77,135)
Deferred revenue, ending balance	$37,940	$35,082
Deferred revenue, current	$37,683	$34,090
Long-term deferred revenue	257	992
Total deferred revenue	$37,940	$35,082
Accounts Receivable and Allowance for Credit Losses
A rollforward of the Company’s allowance for expected credit losses balance for the three months ended March 31, 2024, and 2023, is as follows (in thousands):

	As of March 31,
	2024	2023
Allowance for expected credit losses, beginning balance	$514	$165
Provision for expected credit losses	234	532
Write offs, net	(115)	(33)
Allowance for expected credit losses, ending balance	$633	$664
Assets Recognized from Costs to Obtain a Contract with a Customer
Current costs for assets recognized from costs to obtain a contract with a customer are included in prepaid expenses and other current assets, and non-current costs are included in other assets on the accompanying condensed consolidated balance sheets. The following table represents the changes in assets recognized from costs to obtain a contract with a customer, or contract cost assets (in thousands):

	As of March 31,
	2024	2023
Beginning balance	$8,018	$6,539
Additions	1,024	1,151
Amortization	(980)	(747)
Ending balance	$8,062	$6,943
Contract cost assets, current	$3,845	$3,196
Contract cost assets, noncurrent	4,217	3,747
Total contract cost assets	$8,062	$6,943
There was no impairment of contract cost assets during the three months ended March 31, 2024, and 2023.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 4 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Prepaid expenses	$7,149	$5,762
Contract cost assets, current	3,845	3,782
Income tax receivable	459	961
Other	785	1,069
Total prepaid expenses and other current assets	$12,238	$11,574
Cloud Computing Arrangements
Current costs for capitalized deferred implementation costs are included in prepaid expenses and other current assets, and non-current costs are included in other assets on the accompanying condensed consolidated balance sheets.Capitalized deferred implementation costs for cloud computing arrangements consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Capitalized deferred implementation costs	$2,054	$1,779
Accumulated amortization	(233)	(208)
Capitalized deferred implementation costs, net	$1,821	$1,571
Amortization expense for capitalized deferred implementation costs was immaterial for both the three months ended March 31, 2024, and 2023.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Computer equipment and software	$8,850	$8,794
Leasehold improvements	2,424	2,732
Office equipment and furniture	991	990
Total	12,265	12,516
Accumulated depreciation	(9,254)	(9,179)
Property and equipment, net	$3,011	$3,337
Depreciation expense amounted to $0.4 million, and $0.5 million for the three months ended March 31, 2024, and 2023, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of March 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(175,032)	$168,268
Developed technology	96,400	(54,845)	41,555
Trademarks	24,975	(13,430)	11,545
Non-competition agreements	5,500	(1,988)	3,512
Capitalized software	30,903	(16,965)	13,938
Total intangible assets, net	$501,078	$(262,260)	$238,818

	As of December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(166,485)	$176,815
Developed technology	96,400	(52,039)	44,361
Trademarks	24,975	(12,803)	12,172
Non-competition agreements	5,500	(1,743)	3,757
Capitalized software	28,997	(15,042)	13,955
Total intangible assets, net	$499,172	$(248,112)	$251,060
For the three months ended March 31, 2024 and 2023, the Company capitalized $1.9 million, and $2.0 million, respectively, related to internally developed software costs.
The weighted average remaining useful lives for intangible assets as of March 31, 2024, were as follows:

Weighted Average Remaining Useful Life (in years)
Customer relationships	5
Developed technology	6
Trademarks	5
Non-competition agreements	4
Capitalized software	2
Amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$4,729	$4,454
General and administrative expense	9,419	9,582
Total amortization expense	$14,148	$14,036

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The estimated future amortization of intangible assets as of March 31, 2024, was as follows (in thousands):

Years ending December 31,
2024 (remaining nine months)	$42,210
2025	50,697
2026	44,872
2027	42,272
2028	24,901
Thereafter	33,866
Total amortization expense	$238,818
No impairment of long-lived assets was recorded during either the three months ended March 31, 2024 or 2023.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Accrued payroll and payroll-related expenses	$8,237	$9,501
Accrued operating costs	4,371	3,655
Sales tax liabilities from acquisitions	3,383	3,383
Accrued costs of revenues	2,576	2,003
Accrued bonuses	2,476	6,424
User conference accrual	1,861	1,073
Customer deposits	1,243	1,302
Operating lease liabilities – current	778	773
Other sales tax liabilities	436	404
Excise taxes payable	756	379
Other accrued liabilities	2,252	1,776
Total accrued liabilities	$28,369	$30,673
Note 5 – Commitments and Contingencies
Legal Matters
The Company is, and from time to time may be, involved in legal proceedings and claims arising out of the Company’s operations in the ordinary course of business. The Company accrues estimates for resolution of legal proceedings and other contingencies when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss is reasonably estimable. Management is not currently aware of any legal proceedings or claims against it that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Other Contractual Commitments
The Company’s contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription arrangements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of March 31, 2024, are as follows (in thousands):

Contractual Commitments
Years ending December 31,
2024 (remaining nine months)	$2,398
2025	1,115
2026	975
Thereafter	—
Total	$4,488
Note 6 – Debt
Debt consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
2021 Term loan	$426,300	$427,388
Debt issuance costs	(3,655)	(3,842)
Total debt, net	422,645	423,546
Less: Current portion of debt
2021 Term loan	4,350	4,350
Debt issuance costs	(807)	(808)
Total current portion of debt, net	3,543	3,542
Total non-current portion of debt, net	$419,102	$420,004
Amortization of debt issuance costs was $0.2 million and $0.2 million for the three months ended March 31, 2024, and 2023, respectively. Total interest expense, excluding amortization of debt issuance costs, was $9.4 million and $8.9 million for the three months ended March 31, 2024 and 2023, respectively.
2021 Credit Agreement
On November 10, 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), which provides for a term loan facility (the “2021 Term Loan”) in an aggregate principal amount of $435.0 million, and a revolving credit facility (the “2021 Revolving Credit Facility”) in an aggregate principal amount of $50.0 million, inclusive of a $10.0 million letter of credit sub-facility. The Company used the proceeds from the 2021 Term Loan to pay all outstanding amounts due under the Company’s previous 2018 First Lien plus certain fees and expenses. The 2021 Term Loan and 2021 Revolving Credit Facility mature on November 10, 2028, and November 10, 2026, respectively. The Company has not drawn on the 2021 Revolving Credit Facility as of March 31, 2024.
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The 2021 Credit Agreement contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require the Company to satisfy a financial covenant, and restricts or limits the ability of the Company to grant or incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales, and declare dividends on its capital stock, subject in each case to certain customary exceptions. A failure to comply with covenants could permit the lenders to declare the 2021 Term Loan, and any then outstanding borrowings on the 2021 Revolving Credit Facility, together with accrued interest and fees thereon, to be immediately due and payable. The Company was in compliance with all financial covenants of the 2021 Credit Agreement at March 31, 2024.
2021 Term Loan
Borrowings under the 2021 Term Loan bear interest at a variable rate, elected by the Company, equal to the Base Rate (as defined in the 2021 Credit Agreement) or the Eurocurrency Rate (as defined in the 2021 Credit Agreement), plus, an initial margin based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined by the 2021 Credit Agreement), which was 3.00% at March 31, 2024. Beginning in June 2022, the Company is required to make quarterly principal payments equal to 0.25% of the original principal, with the remainder due at maturity.
Debt issuance costs of $7.6 million were included as a reduction of the debt balance on the condensed consolidated balance sheets and are amortized into interest expense over the contractual life of the loans using the effective interest method. Included in the debt issuance costs were $4.8 million incurred in connection with the 2021 Term Loan, and $2.8 million carried forward from the Company’s previous 2018 First Lien. The Company recognized $0.2 million and $0.2 million, of amortization of debt issuance costs for the 2021 Term Loan during the three months ended March 31, 2024 and 2023, respectively. The effective interest rate on the 2021 Term Loan was 8.9% as of March 31, 2024.
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
In connection with the 2021 Revolving Credit Facility, the Company incurred $0.5 million in debt issuance costs. Expenses associated with the issuance of the revolving credit facility are presented in the accompanying condensed consolidated balance sheets in prepaid expenses and other current assets and other assets, and are amortized to interest expense over the life of the 2021 Revolving Credit Facility using the straight-line method. The remaining unamortized debt issuance costs were $0.3 million and $0.3 million as of March 31, 2024, and December 31, 2023, respectively.
The 2021 Revolving Credit Facility also requires a quarterly commitment fee based on the Company’s consolidated first lien net leverage ratio. As of March 31, 2024, the applicable rate was 0.5%, which was applied against the $50.0 million unused revolving credit facility balance.
Future Principal Payments
Future principal payments of debt as of March 31, 2024, were as follows (in thousands):

Years ending December 31,
2024 (remaining nine months)	$3,262
2025	4,350
2026	4,350
2027	4,350
2028	409,988
Total	$426,300

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 7 - Stockholders’ Equity
Stock Repurchase Programs
In May 2022, the Company’s board of directors authorized a stock repurchase program to acquire up to $75.0 million of the Company’s common stock, with no fixed expiration date and no requirement to purchase any minimum number of shares (the “2022 Stock Repurchase Program”). In January 2024, the Company’s board of directors authorized a stock repurchase program to acquire up to $125.0 million of the Company’s common stock, with no fixed expiration date and no requirement to purchase any minimum number of shares (the “2024 Stock Repurchase Program”).
The manner, timing, and actual number of shares repurchased under the programs will depend on a variety of factors, including price, working capital needs, general business and market conditions, regulatory requirements, and other investment opportunities. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934. The repurchase programs may be commenced, suspended, or terminated at any time by the Company at its discretion without prior notice.
Approximately $44.4 million (including excise taxes) of the 2024 Stock Repurchase Program was used for the stock repurchase in connection with the Secondary Offering (defined below).
For both the 2022 Stock Repurchase Program and 2024 Stock Repurchase Program, the Company retires the repurchased shares, which automatically return to the status of authorized but unissued shares of common stock. The cost of the repurchased shares, including commissions, fees, and excise taxes are recorded as an adjustment to accumulated deficit on the Company’s condensed consolidated balance sheets and statements of stockholders’ equity.
Secondary Offering by Selling Stockholders and Related Common Stock Repurchase
On February 9, 2024, the Company completed an underwritten secondary offering for the sale of 6,906,015 shares of common stock by certain of its existing stockholders, at an offering price of $19.00 per share (the “Secondary Offering”). The selling stockholders also granted the underwriters a 30-day option to purchase up to an additional 675,000 shares of common stock from the selling stockholders at the public offering price, less underwriting discounts and commissions. The underwriters did not exercise their option to purchase any additional shares before the expiration of the 30-day window. The Company did not receive any proceeds from the sale of its common stock by the selling stockholders in the Secondary Offering. During the three months ended March 31, 2024, the Company incurred costs of $1.4 million in connection with the Secondary Offering. These costs are included within general and administrative expenses on the Company’s condensed consolidated statements of operations.
The Secondary Offering was made pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-276336), which was filed with the Securities and Exchange Commission on December 29, 2023 and became effective on January 8, 2024.
On February 9, 2024, in connection with the Secondary Offering and pursuant to the 2024 Repurchase Program, the Company purchased 2,406,015 shares of its common stock from the underwriters at a price per share equal to $18.2875, which is equal to the per share price at which the underwriters purchased the shares from the selling stockholders in the Secondary Offering, resulting in an aggregate purchase price of approximately $44.4 million (including excise taxes).
Stock Repurchase Activity
A summary of repurchased share activity during the three months ended March 31, 2024 and 2023, is as follows (in thousands except share data):

	Three Months Ended March 31,
	2024	2023
Total number of shares repurchased	2,406,015	228,529
Total cost of shares repurchased, including commissions, fees, and excise taxes	$44,377	$3,499

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
As of March 31, 2024, there was a total of $91.1 million remaining for repurchase under the Company’s stock repurchase programs.
Note 8 – Share-based Compensation
2021 Stock Option and Incentive Plan
The 2021 Stock Option and Incentive Plan (the “2021 Plan”) was adopted by the board of directors and approved by the Company’s stockholders following the corporate conversion effected in connection with the Company’s initial public offering and became effective as of July 26, 2021. The 2021 Plan replaced both the Company’s 2019 Equity Option Plan (the “2019 Plan”) and the Project Angel Parent, LLC Equity Plan (the “2018 Plan”). Outstanding options to purchase Class B Units granted under the 2019 Plan were converted into options to purchase shares of common stock, and all outstanding Carried Equity Units granted under the 2018 Plan were converted into restricted stock awards (“RSAs”), both of which have been granted under the 2021 Plan.
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
Stock Options
A summary of stock option activity during the three months ended March 31, 2024, is as follows (in thousands, except options, price per option, and term amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2024	3,976,372	$12.53	6.68	$49,670
Granted	—	—
Exercised	(26,856)	7.12
Forfeited	(18,964)	22.19
Outstanding – March 31, 2024	3,930,552	$12.52	6.39	$30,230
Vested and expected to vest in the future at March 31, 2024	3,930,552	12.52	6.39	30,230
Exercisable at March 31, 2024	3,189,348	$10.62	6.05	$29,546
The total fair value of options that vested during the three months ended March 31, 2024 and 2023 was $1.2 million and $1.1 million, respectively.
The total intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $0.4 million and $0.9 million, respectively.
The Company recognized $1.3 million and $1.3 million in share-based compensation expense related to time-based and performance-based stock options for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, performance-based options were probable of vesting and, therefore, were included as part of share-based compensation expense.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
As of March 31, 2024, there was $7.9 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity during the three months ended March 31, 2024, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2024	4,919,744	$17.19
Granted	85,949	19.01
Vested	(261,847)	17.86
Forfeited	(174,781)	17.18
Non-vested – March 31, 2024	4,569,065	$17.18
Each RSU represents the right to receive one share of the Company’s common stock upon vesting and settlement. As of March 31, 2024, 4,569,065 RSUs are expected to vest. The Company recognized $6.4 million and $3.4 million in share-based compensation expense related to RSUs for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, there was $62.1 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.65 years.
Employee Stock Purchase Program
As of March 31, 2024, the Company has issued 0 shares of common stock pursuant to the 2021 Employee Stock Purchase Plan under its employee stock purchase program (“ESPP”). As of March 31, 2024, there was $0.1 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $0.2 million and $0.1 million of share-based compensation expense related to the ESPP for both the three months ended March 31, 2024 and 2023, respectively.
Share-Based Compensation
Share-based compensation for share-based awards granted to participants has been recorded in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$782	$853
General and administrative	4,393	2,264
Research and development (1)	1,502	1,783
Sales and marketing	1,259	290
Restructuring related costs (2)	(133)	(299)
Total share-based compensation expense	$7,803	$4,891
______________
(1)Net of $0.1 million additions to capitalized software on the Company’s condensed consolidated balance sheets during both the three months ended March 31, 2024 and 2023, respectively.
(2)Relates to unvested stock compensation that was forfeited as part of the 2024 Realignment Plan and 2023 Restructuring Plan. See Note 12, “Restructuring.”

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 9 – Income Taxes
In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. However, there is an exception to the use of this method when a reliable estimate of its ordinary income (loss) or related tax (benefit) for the year cannot be determined. In that case, an entity may report the actual tax or benefit applicable when annual income cannot be estimated, as a discrete item in the interim period. This exception was used in determining the tax provision for the three months ended March 31, 2024.
Using the discrete method for the current year, and the annual effective tax rate method for the prior year, the Company’s provision for income taxes reflected an effective tax rate of (0.6)% and 17.5% for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to research and development credits, state income taxes, permanent unfavorable differences related to share-based compensation expense, certain employee remuneration under section 162(m) of the Internal Revenue Code, and other expected permanent differences; primarily offset by a change in the valuation allowance. During the three months ended March 31, 2023, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to R&D credits, state taxes, permanent unfavorable differences related to share-based compensation expense, certain employee remuneration under section 162(m) of the Internal Revenue Code, and other expected permanent differences.
The Company regularly assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” realization standard. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the past and current trend in volatility in the Company’s business operating environment, which has impacted the Company’s current ability and expectation to generate sufficient future taxable income to fully realize its deferred tax assets, the Company continues to maintain that it is more likely that it would not be able to utilize all of the deferred tax assets as of March 31, 2024 and December 31, 2023, and, therefore, has a partial valuation allowance against its deferred tax assets. The Company’s valuation allowance was $31.3 million and $29.4 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, the Company increased its valuation allowance on deferred tax assets by $1.9 million. Adjustments to the valuation allowance are recorded as an adjustment to provision for (benefit from) income taxes on the Company’s condensed consolidated statements of operations.
The Company has gross unrecognized tax benefits with respect to research and development credits of $3.7 million as of March 31, 2024, and $3.5 million as of December 31, 2023. We have recorded an immaterial amount of penalties and interest to income tax expense as the credits have started to be utilized in certain jurisdictions, however almost all credits have no penalties or interest recorded as the credits have not yet been fully utilized.
Note 10 – Related Party Transactions
In the course of its business operations, transactions are conducted with parties with which the Company has a close association that may be deemed to be related party transactions.
The following table presents the impact of related party transactions on the Company’s consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$364	$319
General and administrative	166	248
Research and development	25	162
Total related party expenses	$555	$729

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The following table presents the impact of related party transactions on the Company’s condensed consolidated balance sheets (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Prepaid expenses and other current assets	$269	$38
Total current assets	$269	$38

Accounts payable	$225	$110
Accrued liabilities	146	243
Total current liabilities	$371	$353
Under the terms of these related-party transactions, all amounts incurred and recognized are expected to be settled within one year from the date of the accompanying consolidated balance sheets.
Note 11 – Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Basic and diluted net loss per share
Numerator:
Net loss attributable to common stockholders	$(5,306)	$(5,666)
Denominator:
Weighted average common stock outstanding:
Basic	77,335,072	80,659,978
Diluted	77,335,072	80,659,978
Net loss per share:
Basic	$(0.07)	$(0.07)
Diluted	$(0.07)	$(0.07)
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2024	2023
Weighted average shares outstanding for basic loss per share	77,335,072	80,659,978
Effect of dilutive securities:
Options outstanding, unexercised	—	—
RSAs unvested	—	—
RSUs unvested	—	—
Purchase rights committed under the ESPP	—	—
Weighted average shares outstanding for diluted loss per share	77,335,072	80,659,978

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock outstanding, unexercised	3,930,552	2,017,496
Restricted stock units, unvested	4,569,065	600,981
Purchase rights committed under the ESPP	18,293	—
Total	8,517,910	2,618,477
Note 12 – Restructuring Activities
2024 Realignment Plan
In January 2024, the Company’s board of directors authorized an organizational realignment plan (the “2024 Realignment Plan”) that is designed to manage operating costs, enable efficient delivery on business objectives, and allow for growth in areas of strategic importance. The 2024 Realignment Plan included a reduction of the Company’s current workforce by approximately 9%.
The Company estimated that it would incur charges of approximately $3.3 million to $4.3 million in connection with the 2024 Realignment Plan, consisting primarily of cash expenditures and relating to employee severance payments, employee benefits, and employee transition costs. Restructuring charges of $3.2 million for severance and related costs, net of $0.1 million previously vested share-based compensation, was recognized during the three months ended March 31, 2024, and are reflected in restructuring related costs on the Company’s condensed consolidated statements of operations. Accrued severance and related costs as of March 31, 2024 were $0.2 million. The Company expects to complete the 2024 Realignment Plan during the second quarter of 2024.
A rollforward of the Company’s restructuring reserve balance for the three months ended March 31, 2024 is as follows (in thousands):

As of March 31,
2024
Beginning balance	$—
Restructuring related costs	3,191
Payments	(3,014)
Ending balance	$177
2023 Restructuring Plan
In February 2023, the Company’s board of directors authorized a restructuring plan (the “2023 Restructuring Plan”) that was designed to consolidate the Company’s functions and investments to prioritize customer-centric areas of the Company’s organization, align teams with the Company’s highest business priorities, and improve efficiencies. The Restructuring Plan included a reduction of the Company’s then-current workforce by approximately 11%. Restructuring charges of $2.9 million, consisting primarily of cash expenditures and relating to severance payments, employee, benefits, and employee transition costs, net of $0.3 million previously vested share-based compensation, were recognized during the three months ended March 31, 2023. Accrued severance and related costs as of March 31, 2023, were $0.6 million. These costs are reflected in restructuring related costs on the Company’s consolidated statements of operations. The Company completed the 2023 Restructuring Plan in the second quarter of 2023.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 13 – Subsequent Events
Equity Grants
Pursuant to approval by the Company’s compensation committee and board of directors, in April 2024, the Company awarded $61.4 million of service-based RSUs to its employees under the 2021 Plan. Service-based RSUs generally vest over four years.

Special Note about Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2023, or our 2023 Annual Report on Form 10-K,, and our other filings with the Securities and Exchange Commission, or SEC. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. You should not rely upon forward-looking statements as predictions of future events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•the impact of global financial, economic, public health, and political events on our industry, business, and results of operations;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our 2023 Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on December 31. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
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
We cater largely to financial institutions such as community banks and credit unions with assets under management between $100 million and $10 billion. For these institutions, lending is often the single most important revenue driver with approximately 70% of revenue for the full-year 2023 attributable to lending activities, according to the Federal Deposit Insurance Corporation as of April 3, 2024. In recent years, community banks have continued to compete with their typically larger non-community bank competitors. A large opportunity exists in expanding our target market to new customers with less than $100 million or greater than $10 billion in assets under management. In our down-market, smaller institutions commonly use spreadsheets or other inexpensive alternatives. These companies have a smaller volume of loans per month, but there is opportunity to right size our solutions to offer competitive pricing and functionality in order to expand into this market.
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
Recent Developments
Organizational Realignment Plan
In January 2024, our board of directors authorized an organizational realignment plan (the “2024 Realignment Plan”) that is designed to manage operating costs, enable efficient delivery on business objectives, and allow for growth in areas of strategic importance. The 2024 Realignment Plan includes a reduction of the Company’s current workforce by approximately 9%.
We estimate that we will incur charges of approximately $3.3 million to $4.3 million in connection with the 2024 Realignment Plan, consisting primarily of cash expenditures and relating to employee severance payments, employee benefits, and employee transition costs. Restructuring charges of $3.2 million for severance and related costs, net of $0.1 million previously vested share-based compensation, were recognized during the three months ended March 31, 2024, and are reflected in restructuring related costs on the Company’s condensed consolidated statements of operations. Accrued severance and related costs as of March 31, 2024 were $0.2 million. We expect to complete the 2024 Realignment Plan during the second quarter of 2024.

January 2024 Stock Repurchase Program
In January 2024, our board of directors authorized a new stock repurchase program to acquire up to $125.0 million of our common stock, with no fixed expiration date and no requirement to purchase any minimum number of shares, or the 2024 Stock Repurchase Program. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, working capital needs, general business and market conditions, regulatory requirements, and other investment opportunities. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase programs may be commenced, suspended, or terminated at any time by us at our discretion without prior notice. Any shares of common stock repurchased under the 2024 Stock Repurchase Program will be retired and automatically returned to the status of authorized but unissued shares of common stock. Approximately $44.4 million (including excise taxes) of the 2024 Stock Repurchase Program was used for the stock repurchase in connection with the Secondary Offering, as described below.
Secondary Offering by Selling Stockholders and Related Common Stock Repurchase
On February 9, 2024, we completed an underwritten secondary offering for the sale of 6,906,015 shares of common stock by certain of our existing stockholders, at an offering price of $19.00 per share, or the “Secondary Offering”. In connection with the Secondary Offering, selling stockholders granted the underwriters a 30-day option to purchase up to an additional 675,000 shares of common stock from the selling stockholders at the public offering price, less underwriting discounts and commissions. The underwriters did not exercise their option to purchase any additional shares before the expiration of this 30-day window. We did not receive any proceeds from the sale of our common stock by the selling stockholders in the Secondary Offering. During the three months ended March 31, 2024, we incurred costs of $1.4 million in connection with the Secondary Offering. These costs are included within general and administrative expenses on our condensed consolidated statements of operations.
The Secondary Offering was made pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-276336), which was filed with the Securities and Exchange Commission on December 29, 2023, and became effective on January 8, 2024.
On February 9, 2024, in connection with the Secondary Offering and pursuant to our 2024 Stock Repurchase Program, we repurchased 2,406,015 shares of our common stock from the underwriters at a price per share equal to $18.2875, which is equal to the per share price at which the underwriters purchased the shares from the selling stockholders in the Secondary Offering, resulting in an aggregate purchase price of approximately $44.4 million (including excise taxes).
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

In determining whether SaaS services are distinct, we have considered whether the series guidance applies to our subscription services. We have considered various factors including that substantially all our SaaS arrangements involve the transfer of a service to the customer, which represents a performance obligation that is satisfied over time because the customer simultaneously receives and consumes the benefits of the services provided. Customer support services, forms maintenance, and subscription services are considered a series of distinct services that are accounted for as a single performance obligation, as the nature of the services are substantially the same and have the same pattern of transfer (i.e., distinct days of service). For these contracts, we allocate the ratable portion of the consideration to each period based on the services provided in such period.
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
We have a limited number of legacy customers that host and manage their solutions on-premises under term license and maintenance agreements. We no longer market or sell our solutions under this type of arrangement and these legacy customers represents an immaterial amount of our subscription fee revenues. However, there is no planned sunset or end of life for these on-premises solutions.
Professional Services Revenues
We offer implementation, configuration, consulting, and training services for our software solutions and SaaS offerings. Revenues from our professional services are recognized as control is transferred to the customer, which can be either at a point in time or over time, depending on the nature of the contractual performance obligations.
In determining whether implementation services are distinct from subscription services, we have considered that there is not a significant level of integration between implementation and subscription services. Further, implementation services in our contracts provide benefit to the customer with other readily available resources and the implementation services generally are not interdependent with the SaaS subscription services. Therefore, implementation services are generally accounted for as a separate performance obligation, as they represent distinct services that provide benefit to the customer apart from SaaS services.
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
Provision For (Benefit From) Income Taxes
The Company’s income tax expense includes the changes for the deferred tax asset valuation allowance, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to federal income taxes in the United States and numerous state jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. We assess whether a valuation allowance should be recorded against our deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” realization standard. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the past and current trend in volatility in our business operating environment which has impacted our current ability and expectation to generate sufficient future taxable income to fully realize our deferred tax assets, we have determined that it is more likely that we would not be able to utilize all of our deferred tax assets, and therefore, we have established a partial valuation allowance on our deferred tax assets as of March 31, 2024 and December 31, 2023. Our valuation allowance was $31.3 million and $29.4 million at March 31, 2024, and December 31, 2023, respectively.
We have recorded uncertain tax position related to certain research and development tax credits utilized in certain tax jurisdictions, due to the partial utilization of these credits in these tax jurisdictions. This tax position has been recorded primarily as a reduction to the related deferred assets associated with these credits. To date, penalties and interest associated with this position have been immaterial.

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
Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry because they may calculate non-GAAP financial results differently. In addition, there are limitations in using non-GAAP financial measures because they are not prepared in accordance with GAAP and exclude expenses that may have a material impact on our reported financial results. In particular, amortization and depreciation, interest expense, and share-based compensation expense, which are excluded from adjusted EBITDA have been and we expect will continue to be significant recurring expenses in our business for the foreseeable future. Income tax expense is also excluded from adjusted EBITDA and can be volatile due to temporary and permanent differences between GAAP and IRS statutory regulations, and changes resulting from recording valuation allowances due to identified impairments in our deferred tax assets. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge you to review the reconciliations of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.
Adjusted EBITDA
We define adjusted EBITDA as net loss before interest expense, taxes, depreciation and amortization, share-based compensation expense, employer payroll taxes on employee stock transactions, expenses associated with our initial public offering and secondary offering, restructuring related costs, sponsor and third-party acquisition related costs, loss on debt repayment, lease termination charges and deferred revenue reductions from purchase accounting for acquisitions prior to the adoption of ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which we early adopted on January 1, 2022, on a prospective basis. Deferred revenue from acquisitions prior to the adoption of ASU 2021-08 was recognized on a straight-line basis through December 31, 2023. We have provided below a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
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
Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. The use of adjusted EBITDA as an analytical tool has limitations such as:
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
The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(5,306)	$(5,666)
Interest expense	9,582	9,031
Provision for (benefit from) income taxes	32	(1,199)
Depreciation and amortization	14,524	14,531
Share-based compensation expense	7,936	5,190
Employer payroll taxes on employee stock transactions	422	126
Expenses associated with public offering	1,389	—
Restructuring related costs	3,191	2,904
Deferred revenue reduction from purchase accounting for acquisitions prior to 2022	—	20
Adjusted EBITDA	$31,770	$24,937

Results of Operations
Condensed Consolidated Statements of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Revenues, net	$77,816	$77,135
Cost of revenues:
Subscription and services (1)	21,344	23,501
Amortization of developed technology	4,729	4,454
Total cost of revenues	26,073	27,955
Gross profit	51,743	49,180
Operating expenses:
General and administrative (1)	25,179	22,555
Research and development (1)	9,485	13,812
Sales and marketing (1)	10,536	8,213
Restructuring related costs (1)	3,191	2,904
Total operating expenses	48,391	47,484
Operating income	3,352	1,696
Other (income) expense, net:
Interest and other income	(956)	(470)
Interest expense	9,582	9,031
Total other expense, net	8,626	8,561
Loss before income taxes	(5,274)	(6,865)
Provision for (benefit from) income taxes	32	(1,199)
Net loss	(5,306)	(5,666)

Net loss per share:
Basic	$(0.07)	$(0.07)
Diluted	$(0.07)	$(0.07)
Weighted average common stock outstanding:
Basic	77,335,072	80,659,978
Diluted	77,335,072	80,659,978
______________
(1)Share-based compensation is as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$782	$853
General and administrative	4,393	2,264
Research and development, net of amounts capitalized	1,502	1,783
Sales and marketing	1,259	290
Forfeitures included in restructuring related costs	(133)	(299)
Total share-based compensation expense	$7,803	$4,891

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenues, net

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Revenues, net	$77,816	$77,135	$681	1%
Revenues increased $0.7 million, or 1% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to the net effect of increased revenue from our Lending Software Solutions, which is driven by increases from new and ramping customers as well as existing customers, partially offset by decreased revenue from our Data Verification Services, which is driven by lower volumes in our mortgage-related revenues. For both of our solutions, we receive incremental revenues if customers exceed their minimum commitments for monthly transactions, which typically is based off of number of applications or closed and funded loans for Lending Software Solutions and credit, tenant, or employment verification reports for our Data Verification Software Solutions.
Cost of Revenues and Gross Profit
Subscription and services

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Subscription and services	$21,344	$23,501	$(2,157)	(9)%
Subscription and services cost of revenues decreased $2.2 million, or (9)%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily due to the combined effect of $1.1 million decrease in third-party costs driven by lower Data Verification Software Solutions application volumes, which, in turn, were driven by lower volumes in our mortgage-related revenues; and lower compensation costs of $0.6 million, primarily related to lower employee headcount due to the 2023 Restructuring Plan that was completed in the second quarter of 2023.
Amortization of Developed Technology

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Amortization of Developed Technology	$4,729	$4,454	$275	6%
Amortization of developed technology increased $0.3 million, or 6%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was due to increased amortization for internally developed software as we continue to build and enhance our product offerings.
Gross Profit

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Gross profit	$51,743	$49,180	$2,563	5%
Gross profit increased $2.6 million, or 5%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to the net increase in revenue resulting from increased Lending Software Solutions revenue and a decrease in third-party costs driven by lower Data Verification Software Solutions application volumes.

Operating Expenses
General and Administrative

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
General and administrative	$25,179	$22,555	$2,624	12%
General and administrative expenses increased $2.6 million, or 12%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily related to the net effect of increased share-based compensation expenses of $2.1 million related to increased amortization expenses from stock options and restricted stock units in 2024 compared to the same period in 2023; and increased fees of $1.4 million related to our Secondary Offering, with none in the comparable prior period in 2023; partially offset by reductions in third party consulting and recruiting expenses amounting to $0.5 million.
Research and Development

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Research and development	$9,485	$13,812	$(4,327)	(31)%
Research and development expenses decreased $4.3 million, or 31%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily related to decreased compensation expenses of $2.9 million, net of amounts capitalized, and lower stock compensation expense of $0.3 million, largely from lower headcount and personnel costs on our research and development teams during the three months ended March 31, 2024 compared to the same period in 2023 due to the 2024 Realignment Plan that went into effect during the three months ended March 31, 2024; and $0.6 million lower from retention bonuses in 2023 related to the acquisitions of StreetShares and OpenClose, with none in the comparable period in 2024.
Sales and Marketing

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Sales and marketing	$10,536	$8,213	$2,323	28%
Sales and marketing expenses increased $2.3 million, or 28%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily related to increased personnel related expenses of $2.3 million from increased headcount on our sales and marketing teams, which included increased commissions expenses of $0.7 million, net of amounts capitalized; and increased share-based compensation expenses of $1.0 million due to increased amortization in 2024 compared to the same period in 2023.
Restructuring Related Costs

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Restructuring related costs	$3,191	$2,904	$287	10%
Restructuring related costs are costs related to the 2024 Realignment Plan that went into effect during the three months ended March 31, 2024, and the 2023 Restructuring Plan that went into effect during the same period in 2023. Restructuring related costs incurred during both periods are primarily related to cash payments for severance, net of non-cash stock compensation forfeitures, and other termination-related costs.

Total Other Expense, net

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Total other expense, net	$8,626	$8,561	$65	1%
Total other expenses, net had a net increase of $0.1 million, or 1%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to the net effect from higher interest expense due to rising rates on our variable rate term loan during the three months ended March 31, 2024, partially offset by increased interest income related to the Company’s money market mutual fund.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Provision for (benefit from) income taxes	$32	$(1,199)	$1,231	(103)%
Provision for income taxes was $0.0 million for the three months ended March 31, 2024, compared to a benefit from income taxes of $1.2 million for the three months ended March 31, 2023. The decrease was primarily due to the tax provision (benefit) effects of research and development credits, state income taxes, permanent unfavorable differences related to share-based compensation expense, certain employee remuneration under section 162(m) of the Internal Revenue Code, and other expected permanent differences; primarily offset by a change in the valuation allowance.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through cash flows from operations, long-term debt, and proceeds from equity issuances. We have also filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, that became effective January 8, 2024, under which we may offer or sell, in one or more offerings, our common stock, preferred stock, warrants, debt securities, and/or units consisting of some or all of these securities in a maximum aggregate amount of up to $500.0 million.
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents of $62.3 million and unused capacity under our revolving line of credit of $50.0 million. Based upon our current levels of operations, we believe that our cash flows from operations along with our other sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Net cash provided by (used in):
Operating activities	$29,038	$28,081	$957	3%
Investing activities	(1,929)	(2,058)	129	6%
Financing activities	(45,265)	(4,007)	(41,258)	(1,030)%
Net (decrease) increase in cash, cash equivalents	$(18,156)	$22,016	$(40,172)	(182)%
Cash Flows from Operating Activities
Our largest source of operating cash is cash collection from sales of subscription fees to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, payments to third-party vendors, and interest expense.
Operating cash flow is derived by adjusting our net loss for non-cash operating items, such as depreciation and amortization, amortization of debt issuance costs, share-based compensation expense, deferred income taxes, loss on disposal of property and equipment, and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.
The decrease in cash provided by operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to decreases in net loss of $4.0 million after adjusting for non-cash operating items, $3.5 million related to timing of customer billings, and $0.7 million related to timing of prepayments, partially offset by decreases related to timing of disbursements for operations of $7.2 million.
Cash Flows from Investing Activities
The decrease in cash used in investing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to lower purchases of property and equipment and lower capitalized software additions of $0.1 million.
Cash Flows from Financing Activities
The increase in cash used in financing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to higher stock repurchases of $40.5 million, higher taxes paid for net share settlements of restricted stock units of $0.3 million, and lower proceeds from exercise of stock options of $0.4 million.
Recent Accounting Pronouncements
See Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.

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
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates since December 31, 2023. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Significant Judgments” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our exposures to market risk since December 31, 2023. For a full discussion of our exposures to market risks, see “Quantitative and Qualitative Disclosures about Market Risk” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K.
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
Based on that evaluation, and in light of the material weakness existing in our internal controls over financial reporting as of December 31, 2023 (as described in greater detail in our 2023 Annual Report on Form 10-K), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our review controls and procedures were not effective. Notwithstanding the material weakness, our management has concluded that the condensed consolidated financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for the periods presented in conformity with U.S. generally accepted accounting principles.
Remediation Plan to Address Material Weakness
Our management is taking steps to enhance our internal control over financial reporting and remediate the material weakness identified during the year ended December 31, 2023, primarily related to insufficient controls over the set-up of customer contracts for billing and maintaining complete contract support that were not operating effectively. During the quarter ended March 31, 2024, we began our remediation of the material weakness noted above by initiating new efforts to design new procedures over the set-up and review of our customer contracts, new staff training programs, and continued our system implementation efforts. To assess our remediation progress, during the second quarter of 2024, we plan to begin implementation and testing of our existing and redesigned processes. These controls will not be deemed effective until they are performed for a sufficient period of time and have been operating effectively.

We believe the measures described above will remediate the material weakness we have identified. We cannot, however, provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. We are committed to continuing to improve our internal control processes and will continue to review, optimize, and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify certain of the remediation measures described above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except for the remediation efforts noted above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
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
Item 1A. Risk Factors
Investing in our common stock involves substantial risks. You should carefully consider the risks and uncertainties described below and in our 2023 Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, including the financial statements and the related notes, before deciding to invest in our common stock. Any of the risk factors we describe below could have a material adverse effect on our business, financial condition, results of operations, cash flow, and prospects. The market price of our common stock could decline if one or more of these risks or uncertainties develop into actual events, causing you to lose all or part of your investment. Other risks, events, and uncertainties that we do not currently anticipate or that we currently deem immaterial may also affect our business. Certain statements contained in the risk factors described below are forward-looking statements. See the section titled “Special Note about Forward-Looking Statements” for more information.
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
Risks Related to Our Strategy and Industry
•The lending market and the broader financial services industry in which our customers operate are subject to various economic factors (such as rising interest or inflation rates), the deterioration of which would directly affect our performance.
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
In addition, interest rates are influenced by a number of factors, particularly monetary policy, and many economists predict that mortgage interest rates will not fall until the Federal Reserve meaningfully lowers the Federal Funds Rate, which is within the range of 5.25% to 5.50% as of March 20, 2024, which was the most recent announcement from the Federal Reserve regarding the Federal Funds Rate prior to the filing of this Quarterly Report on Form 10-Q. The Federal Reserve has been raising and maintaining the Federal Funds Rate to combat higher than expected inflation in the United States, which could cause interest rates to rise further. Increases in mortgage interest rates have reduced the volume of new mortgages originated, and further increases in interest rates could reduce the volume of mortgage and non-mortgage loans originated.
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
We derive a significant majority of our revenues from customers in the financial services industry, and any downturn or consolidation or decrease in technology spend in the financial services industry could adversely affect our business.
A significant majority of our revenues are derived from customers in the financial services industry, an industry which has experienced significant pressure in recent years due to economic uncertainty, low interest rates, liquidity concerns, and increased regulation. In the past, financial institutions have experienced consolidation, distress, and failure. It is possible these conditions may reoccur.
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
Certain elements of our business and software solutions, particularly our origination and analytics solutions, involve the processing and storage of personally identifiable information, or PII, such as banking information and PII of our customers’ clients. We may also have access to PII during various stages of the implementation process of our solutions or during the course of providing customer support. Furthermore, as we develop additional functionality, we may gain greater access to PII and process additional PII. While we maintain policies, procedures, and technological safeguards designed to protect the confidentiality, integrity, and availability of this information and our information technology systems, we cannot entirely eliminate the risk of improper, unlawful, or unauthorized access to, or disclosure, alteration, corruption, unavailability, or loss of PII or other data that we process or maintain, other security events that impact the integrity or availability of PII or other data or our systems and operations, or the related costs we may incur to mitigate the consequences from certain events such as the following:
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
•vulnerabilities or breach of those third-party providers’ (cloud, software, data center, and other critical technology vendors) software, systems, or security measures or a failure in our third-party providers’ data security procedures, measures, and policies;
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
A cybersecurity incident or compromise could result in operational disruptions, loss, compromise, unauthorized use of, or access to, alteration, or corruption of customer data or customers’ client data or data we rely on to provide our software solutions, including our analytics initiatives and offerings, that impair our ability to provide our software solutions and meet our customers’ requirements. Such impairment would result in decreased revenues and could otherwise materially negatively impact our financial results. Also, the occurrence, or perception of an occurrence, of any of these events could results in a loss of confidence in the security of our services, irreparable reputational damage, a decline in current and prospective customer use of our software solutions, business disruptions, increases in cybersecurity insurance premiums, and allocation of significant financial and operational resources in response, including repairing system damage, increasing security protection costs by deploying additional personnel and protection technologies, and defending against and resolving legal and regulatory claims and proceedings. The detection, prevention, and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional financial burdens due to additional direct and indirect costs, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. Furthermore, cybersecurity incidents and compromises could expose us to legal, regulatory, and financial exposure and liability, notification requirements, third-

party claims and lawsuits, indemnification, or other claims from customers and other third parties, regulatory investigations or proceedings, fines, or other actions or liabilities, which could materially and adversely affect our business and results of operations. In addition, some of our customers contractually require notification of cybersecurity incidents or compromises and include representations and warranties in their contracts with us that our software solutions comply with certain legal and technical standards related to cybersecurity and privacy and meets certain service levels. In certain of our contracts, a cybersecurity incident or compromise or operational disruption impacting us or one of our vendors, or system unavailability or damage due to other circumstances, may constitute a material breach of contract and give rise to a customer’s right to terminate their contract with us or may cause us to be liable for certain monetary penalties, including as a result of a failure to meet service level agreements.
As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material impact to the business or operations resulting from cybersecurity attacks; however, we and our third-party vendors have experienced non-material incidents in the past, and because of the frequently changing nature of attack techniques, along with the increased volume and sophistication of the attacks, there is the continued potential for us to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm, as well as financial costs, including fines from regulators and other regulatory action. We maintain cybersecurity insurance in the event of an information security or cyber incident, however, the coverage may not be sufficient to cover all financial losses. In these circumstances, it may be difficult or impossible to cure such a cybersecurity incident or compromise in order to prevent customers from potentially terminating their contracts with us. Furthermore, although our customer contracts typically include limitations on our potential liability, there can be no assurance that such limitations of liability would be adequate. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will be available on acceptable terms or in sufficient amounts to cover one or more claims or that our insurers will not deny or attempt to deny coverage as to any future claim. The successful assertion of one or more claims against us, the inadequacy or denial of coverage under our insurance policies, litigation to pursue claims under our policies, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could materially and adversely affect our business and results of operations.
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
If we fail to effectively expand our sales and marketing capabilities and teams, including through partner relationships, or if we fail to develop, maintain, and enhance our brands, we may not be able to increase our customer base and achieve broader market acceptance of our software solutions.
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
We have undertaken, and may undertake in the future, restructuring, organizational realignment, or other strategic changes in order to manage operating costs, enable efficient delivery on business objectives, allow for growth in areas of strategic importance, adapt our business to serve customers more effectively, align teams with the Company’s highest business priorities, and achieve operating efficiencies, including the restructuring plan approved by our board of directors in February 2023, or the 2023 Restructuring Plan, which was completed during the three months ended June 30, 2023, and the 2024 Realignment Plan approved in January 2024. The 2023 Restructuring Plan resulted in restructuring charges of $3.6 million for severance and related costs, and we estimate we will incur approximately $3.3 million to $4.3 million in connection with the 2024 Realignment Plan. Implementation of any restructuring or organizational realignment plan may be costly and disruptive to our business, and we may not be able to obtain the anticipated cost savings, operational improvements, strategic growth, and estimated workforce reductions within the projected timing or at all. Further, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale, and/or key or other retention issues during transitional periods. Restructuring and realignment can require a significant amount of time and focus, which may divert attention from operating and growing our business. For more information about our 2023 Restructuring Plan and 2024 Realignment Plan, see Note 12 to our condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.
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
The regulatory framework governing privacy, information security, data protection, and the collection, processing, storage, and use of certain information, particularly financial and other personally identifiable information, is rapidly evolving. We expect that there will continue to be new proposed and adopted laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States. For example, California enacted the California Consumer Privacy Act, or CCPA, which went into effect in January 2020 and, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights of access and deletion for personal information, as well as the right to opt-out of collection of their data and certain sales of personal information. Additionally, the California Privacy Rights Act, or CPRA, amends and expands the CCPA and went into effect January 1, 2023. The CCPA has required us to modify and augment our practices and policies and incur substantial costs and expenses in an effort to comply or respond to further changes to laws or regulations.
Similar laws have been passed in numerous other states, and a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach. Further, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive stringent federal data privacy law to which we may likely become subject, if enacted.
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
Our indirect, wholly-owned subsidiary, Professional Credit Reporting, Inc., functions as a consumer reporting agency and, as a result, is subject to rules and regulations applicable to consumer reporting agencies, such as the Fair Credit Reporting Act, or FCRA. In addition, with our acquisition of the assets of TazWorks and MeridianLink Wholesale Data, LLC, doing business as Trade House Data, we may have additional exposure to FCRA as a wholesale data furnisher of certain background screening pointer data. Other than these exposures to FCRA, we have adopted the position that we are not otherwise subject directly to the FCRA in our position as a technology provider to financial institutions and CRAs. It is possible that this position may be challenged by regulatory authorities or others, however, which could result in regulatory investigations and other proceedings, claims, and other liability, and which could require us to redesign our solutions and otherwise substantially modify our operations, processes, and solutions. This could require dedication of substantial funds and other resources, and time of management and technical personnel, which could be highly disruptive to our operations. This could adversely affect our business and results of operations. The CRA industry is facing aggressive litigation efforts from plaintiffs’ attorneys against CRAs requiring substantial resources from us in response to subpoenas and additional technical software reporting requests, and, more recently, direct claims against us. While we maintain that we are not a CRA, these efforts could affect us more significantly if additional customers are impacted, as MeridianLink is brought into such claims, or if MeridianLink is otherwise implicated in such litigation.
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
We have been in the past and may be, at any point, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by current or former employees. In other instances, our customers become involved in litigation where we are required to provide information pursuant to a court order, subpoena, or customer request or where we may be named as co-defendants. From time to time, we also may initiate litigation to enforce our rights, including with respect to payments that we are owed. Litigation could result in reputational damage and substantial costs and may divert management’s attention and resources, any of which may adversely impact our business, overall financial condition, and results of operations and affect the value of our common stock. While we maintain insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. We are not currently aware of any material pending or threatened litigation against us but can make no assurances the same will continue to be true in the future.

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
We have a significant amount of goodwill and other intangibles. Our goodwill and other intangible asset balances as of March 31, 2024, were approximately $610.1 million and $238.8 million, respectively. We test goodwill at least annually, as of October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. Testing involves estimates and judgments by management. Such assets are considered to be impaired when the carrying value of an intangible asset exceeds its estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. While no impairment has been recorded in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, any future impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.
Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.
We recognize deferred tax assets when it is considered more likely than not that the tax benefit will be realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. After analyzing all available evidence, we have determined that it is more likely that we would not be able to utilize all of our deferred tax assets prior to the expiration of such assets and therefore we have recorded a partial valuation allowance on our deferred tax assets as of December 31, 2023 and March 31, 2024. Our valuation allowance was $31.3 million and $29.4 million as of March 31, 2024 and December 31, 2023, respectively. The amount of the deferred tax asset considered realizable, and therefore the amount of the valuation allowance recorded against our deferred tax assets, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.
We may be unable to fully use our net operating loss (“NOL”) carryforwards, if at all. Under Section 382 and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined under Section 382 and applicable U.S. Treasury regulations as a greater than 50% change, by value, in its equity ownership over a rolling three-year period, the corporation's ability to use its pre-change NOLs and other applicable pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. We completed an analysis under Section 382 through March 31, 2024 confirming no ownership changes have occurred since our initial public offering in 2021, including a preliminary analysis that accounted for the Secondary Offering completed in the three months ended March 31, 2024. If the Company undergoes an ownership change and if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the U.S. state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
We may, however, experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it may result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Our debt agreements contain restrictions that limit our flexibility.
Our debt agreements contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability, among other things, to:
•incur additional indebtedness;
•incur liens;
•engage in mergers, consolidations, liquidations, or dissolution;
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

During the quarter ended March 31, 2024, we began our remediation of the material weakness noted above by initiating new efforts to design new procedures over the set-up and review of our customer contracts, establishing new staff training programs, and continuing our system implementation efforts. To assess our remediation progress, during the second quarter of 2024, we plan to begin implementation and testing of our existing and redesigned processes. These controls will not be deemed effective until performed effectively for the year ended December 31, 2024. Furthermore, while we have made progress in enhancing our controls and systems since our initial public offering, we will need to invest additional time, effort, and financial resources to meet our ongoing public reporting obligations, and we may need to hire additional accounting and financial staff to help remedy the deficiencies described above and to prevent future deficiencies. The rapid growth and increased complexity of our business will continue to require a high level of scrutiny for our finance and accounting functions, which may result in additional future control deficiencies, significant deficiencies and/or material weaknesses. We may need to hire additional personnel with appropriate experience, seniority and skill levels to remediate the control deficiencies we have identified or to help identify, manage and control other potential deficiencies in our internal controls in the future. We have worked with both internal and external subject matter experts to help identify and address the areas requiring process improvement and additional controls.
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
As of May 3, 2024, Thoma Bravo and its related entities beneficially own, in the aggregate, approximately 46.4% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
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
In May 2022, our board of directors approved a stock repurchase program under which we are authorized to purchase up to $75.0 million of our common stock from time to time, of which there was a total of $10.5 million remaining for repurchase under the stock repurchase program as of December 31, 2023. In January 2024, our board of directors approved an additional stock repurchase program under which we are authorized to purchase up to $125.0 million of our common stock. In February 2024, we completed an underwritten secondary offering for the sale of 6,906,015 shares of common stock by certain of our existing stockholders, at an offering price of $19.00 per share, or the Secondary Offering, during which we used approximately $44.4 million (including excise taxes) of our stock repurchase program for the stock repurchase in connection with the Secondary Offering. Our repurchase programs do not have an expiration date and do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. Further, our stock repurchases could affect our stock trading prices, increase their volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock. Additionally, we do not anticipate that the impacts of the IRA’s excise tax on our stock repurchase programs, or the final regulations to be issued by the United States Department of the Treasury concerning the excise tax, will have a material impact on our results of operations.
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
The following table summarizes the stock repurchase activity for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands) (1)
January 1 to January 31, 2024	—	$—	3,901,373	$135,456
February 1 to February 29, 2024	2,406,015	18.44	6,307,388	91,079
March 1 to March 31, 2024	—	—	6,307,388	91,079
Total	2,406,015
______________
(1)In May 2022, our board of directors authorized a stock repurchase program to acquire up to $75.0 million of the Company’s common stock, and in January 2024, our board of directors authorized an additional stock repurchase program to acquire up to $125.0 million of the Company’s common stock, each with no fixed expiration date and no requirement to purchase any minimum number of shares. Shares may be repurchased under the programs through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), except as follows:
•On March 18, 2024, Chris Maloof, President, Go To Market, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) covering the sale of up to an aggregate of 191,389 shares of common stock, including through the potential exercise of vested stock options, subject to trading under certain conditions. The trading plan’s maximum duration is until June 15, 2025, with first trades to occur June 17, 2024, at the earliest.

Exhibit Index

Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Registrant.	10-Q	3.1	September 7, 2021

3.2	Bylaws of the Registrant.	S-1	3.3	April 30, 2021

4.1	Specimen Common Stock Certificate.	S-1	4.1	April 30, 2021

4.2	Registration Rights Agreement, dated May 31, 2018, by and among the Registrant and certain of its shareholders.	S-1	4.2	April 30, 2021

4.3	Amendment No. 1 to Registration Rights Agreement, dated as of December 28, 2023, by and among the Registrant and certain of its stockholders.	S-3	4.2	December 28, 2023

10.1†	Transition Agreement by and between the Registrant and Sean Blitchok, dated as of March 17, 2024,	8-K	10.1	March 18, 2024

10.2†	Employment Agreement by and between the Registrant and Laurence E. Katz, dated as of April 1, 2024.	8-K	10.1	March 18, 2024

31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	Filed herewith
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

MERIDIANLINK, INC.

Dated: May 8, 2024	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2024	By:	/s/ Laurence E. Katz
	Name:	Laurence E. Katz
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)