Form 10-Q
period 2024-06-30
MeridianLink, Inc.
filed 2024-08-08
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of August 1, 2024, there were 75,790,593 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
MeridianLink uses its investor relations website (https://ir.meridianlink.com), press releases, SEC filings, public conference calls and webcasts, blog posts on its website, as well as its social media channels, such as its LinkedIn page (www.linkedin.com/company/meridianlink), X (formerly Twitter) feed (@meridianlink), and Facebook page (www.facebook.com/MeridianLink/), as a means of disclosing material information and for complying with its disclosure obligations under Regulation FD. Information contained on or accessible through the websites is not incorporated by reference into this Quarterly Report on Form 10-Q, and links for these websites are inactive textual references only.

PART I
Item 1. Financial Statements
MERIDIANLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$93,009	$80,441
Accounts receivable, net	35,924	32,412
Prepaid expenses and other current assets	11,323	11,574
Total current assets	140,256	124,427
Property and equipment, net	2,664	3,337
Right of use assets, net	806	1,140
Intangible assets, net	226,525	251,060
Goodwill	610,063	610,063
Other assets	6,622	6,224
Total assets	$986,936	$996,251

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,035	$4,405
Accrued liabilities	30,608	30,673
Deferred revenue	28,337	17,224
Current portion of debt, net of debt issuance costs	3,768	3,542
Total current liabilities	68,748	55,844
Debt, net of debt issuance costs	467,073	420,004
Deferred tax liabilities, net	10,928	10,823
Long-term deferred revenue	261	792
Other long-term liabilities	390	541
Total liabilities	547,400	488,004
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 75,773,928 and 78,447,701 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	126	129
Additional paid-in capital	675,191	654,634
Accumulated deficit	(235,781)	(146,516)
Total stockholders’ equity	439,536	508,247
Total liabilities and stockholders’ equity	$986,936	$996,251
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net	$78,676	$75,415	$156,492	$152,550
Cost of revenues:
Subscription and services	23,373	23,984	44,717	47,485
Amortization of developed technology	4,803	4,510	9,532	8,964
Total cost of revenues	28,176	28,494	54,249	56,449
Gross profit	50,500	46,921	102,243	96,101
Operating expenses:
General and administrative	29,237	24,409	54,416	46,964
Research and development	9,905	11,754	19,390	25,566
Sales and marketing	11,467	8,558	22,003	16,771
Restructuring related costs	988	717	4,179	3,621
Total operating expenses	51,597	45,438	99,988	92,922
Operating (loss) income	(1,097)	1,483	2,255	3,179
Other (income) expense, net:
Interest and other income	(1,636)	(784)	(2,592)	(1,254)
Interest expense	9,797	9,316	19,379	18,347
Total other expense, net	8,161	8,532	16,787	17,093
Loss before income taxes	(9,258)	(7,049)	(14,532)	(13,914)
Provision for (benefit from) income taxes	412	(1,819)	444	(3,018)
Net loss	$(9,670)	$(5,230)	$(14,976)	$(10,896)

Net loss per share:
Basic	$(0.13)	$(0.06)	$(0.19)	$(0.13)
Diluted	$(0.13)	$(0.06)	$(0.19)	$(0.13)
Weighted average common stock outstanding:
Basic	76,527,803	80,911,113	76,923,824	80,786,427
Diluted	76,527,803	80,911,113	76,923,824	80,786,427
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	78,447,701	$129	$654,634	$(146,516)	$508,247
Vesting of restricted stock units (“RSUs”)	261,847	—	—	—	—
Issuance of common stock due to exercise of stock options	26,856	—	191	—	191
Shares withheld related to net share settlement of RSUs	8,440	—	(294)	—	(294)
Repurchases of common stock	(2,406,015)	(2)	—	(44,375)	(44,377)
Share-based compensation expense	—	—	7,872	—	7,872
Net loss	—	—	—	(5,306)	(5,306)
Balance at March 31, 2024	76,338,829	$127	$662,403	$(196,197)	$466,333
Vesting of RSUs	924,333	1	—	—	1
Issuance of common stock due to exercise of stock options	86,350	—	531	—	531
Issuance of common stock through employee stock purchase plan	69,899	—	944	—	944
Shares withheld related to net share settlement of RSUs	(91,589)	—	(1,382)	—	(1,382)
Repurchases of common stock	(1,553,894)	(2)	—	(29,914)	(29,916)
Share-based compensation expense	—	—	12,695	—	12,695
Net loss	—	—	—	(9,670)	(9,670)
Balance at June 30, 2024	75,773,928	$126	$675,191	$(235,781)	$439,536

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	80,644,452	$128	$621,396	$(42,433)	$579,091
Vesting of restricted stock awards	59,558	4	—	—	4
Vesting of RSUs	65,770	—	—	—	—
Issuance of common stock due to exercise of stock options	97,412	—	594	—	594
Shares withheld related to net share settlement of RSUs	(1,769)	—	(24)	—	(24)
Repurchases of common stock	(228,529)	—	—	(3,499)	(3,499)
Share-based compensation expense	—	—	4,939	—	4,939
Net loss	—	—	—	(5,666)	(5,666)
Balance at March 31, 2023	80,636,894	$132	$626,905	$(51,598)	$575,439
Vesting of restricted stock awards	3,497	—	—	—	—
Vesting of RSUs	575,623	—	—	—	—
Issuance of common stock due to exercise of stock options	51,105	—	431	—	431
Issuance of common stock through employee stock purchase plan	61,759	—	793	—	793
Shares withheld related to net share settlement of RSUs	(53,240)	—	(1,026)	—	(1,026)
Repurchases of common stock	(107,978)	—	—	(1,646)	(1,646)
Share-based compensation expense	—	—	9,090	—	9,090
Net loss	—	—	—	(5,230)	(5,230)
Balance at June 30, 2023	81,167,660	$132	$636,193	$(58,474)	$577,851
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,976)	$(10,896)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,096	28,955
Provision for expected credit losses	561	441
Amortization of debt issuance costs	464	669
Share-based compensation expense	20,429	13,893
Deferred income taxes	105	(4,192)
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,073)	(2,640)
Prepaid expenses and other assets	(197)	(2,395)
Accounts payable	1,675	2,955
Accrued liabilities	(277)	(1,663)
Deferred revenue	10,581	9,058
Net cash provided by operating activities	43,394	34,185
Cash flows from investing activities:
Capitalized software additions	(3,684)	(4,562)
Purchases of property and equipment	(152)	(305)
Return of escrow deposit	—	30,000
Acquisition, net of cash acquired – Beanstalk Networks LLC	—	326
Net cash (used in) provided by investing activities	(3,836)	25,459
Cash flows from financing activities:
Repurchases of common stock	(73,788)	(5,145)
Proceeds from exercise of stock options	722	1,025
Proceeds from employee stock purchase plan	944	793
Taxes paid related to net share settlement of restricted stock units	(1,676)	(1,050)
Principal payments of debt	(2,278)	(2,175)
Proceeds from debt	50,000	—
Payments of debt issuance costs	(840)	—
Payments of deferred offering costs	(74)	—
Net cash used in financing activities	(26,990)	(6,552)
Net increase in cash and cash equivalents	12,568	53,092
Cash and cash equivalents, beginning of period	80,441	55,780
Cash and cash equivalents, end of period	$93,009	$108,872

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,893	$17,955
Cash paid for income taxes	433	2,577
Non-cash investing and financing activities:
Shares withheld with respect to net settlement of restricted stock units	1,676	—
Excise taxes payable included in repurchases of common stock	505	—
Share-based compensation expense included in capitalized software additions	138	136
Purchase price allocation adjustment related to income tax effects for StreetShares acquisition	—	245
Purchases of property and equipment included in accounts payable and accrued liabilities	—	3
Vesting of restricted stock awards and restricted stock units	1	5
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
The interim condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2024, its condensed consolidated results of operations for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three and six months ended June 30, 2024 and 2023 and as of June 30, 2024, are also unaudited. The condensed consolidated balance sheet as of December 31, 2023, included herein, and financial information as of December 31, 2023, disclosed in the notes to the condensed consolidated financial statements was derived from the audited consolidated financial statements as of that date.
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 3 – Revenue Recognition
Disaggregation of Revenue
The following table disaggregates the Company’s net revenues by solution type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lending Software Solutions	$61,644	$55,778	$122,547	$113,779
Data Verification Software Solutions	17,032	19,637	33,945	38,771
Total	$78,676	$75,415	$156,492	$152,550
The following table disaggregates the Company’s net revenues by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Subscription fees	$65,946	$63,770	$131,858	$130,175
Professional services	9,559	9,002	18,569	17,437
Other	3,171	2,643	6,065	4,938
Total	$78,676	$75,415	$156,492	$152,550
Contract Balances
The following table presents amounts related to customer contract-related arrangements, which are included on the condensed consolidated balance sheets as follows (in thousands):

	As of June 30,	As of January 1,	As of June 30,	As of January 1,
	2024	2024	2023	2023
Accounts receivable, net	$33,192	$30,314	$33,146	$29,010
Unbilled receivables	2,732	2,098	1,958	3,895
Accounts receivable, net	$35,924	$32,412	$35,104	$32,905

Deferred revenue, current	$28,337	$17,224	$26,302	$16,945
Long-term deferred revenue	$261	$792	$841	$1,141
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
Deferred Revenue
The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue. Significant changes in our deferred revenue balances during the six months ended June 30, 2024 and 2023 were as follows (in thousands):

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

	As of June 30,
	2024	2023
Deferred revenue, beginning balance	$18,016	$18,086
Billing of transaction consideration	167,074	161,607
Revenue recognized	(156,492)	(152,550)
Deferred revenue, ending balance	$28,598	$27,143
Deferred revenue, current	$28,337	$26,302
Long-term deferred revenue	261	841
Total deferred revenue	$28,598	$27,143
Accounts Receivable and Allowance for Credit Losses
A rollforward of the Company’s allowance for expected credit losses balance for the six months ended June 30, 2024, and 2023, is as follows (in thousands):

	As of June 30,
	2024	2023
Allowance for expected credit losses, beginning balance	$514	$165
Provision for expected credit losses	561	441
Write offs, net	(363)	(179)
Allowance for expected credit losses, ending balance	$712	$427
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

	As of June 30,
	2024	2023
Beginning balance	$8,018	$6,539
Additions	2,295	2,291
Amortization	(1,995)	(1,559)
Ending balance	$8,318	$7,271
Contract cost assets, current	$3,913	$3,471
Contract cost assets, noncurrent	4,405	3,800
Total contract cost assets	$8,318	$7,271
There was no impairment of contract cost assets during the three and six months ended June 30, 2024, and 2023.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 4 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Prepaid expenses	$5,970	$5,762
Contract cost assets, current	3,913	3,782
Income tax receivable	673	961
Other	767	1,069
Total prepaid expenses and other current assets	$11,323	$11,574
Cloud Computing Arrangements
Current costs for capitalized deferred implementation costs are included in prepaid expenses and other current assets, and non-current costs are included in other assets on the accompanying condensed consolidated balance sheets. Capitalized deferred implementation costs for cloud computing arrangements consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Capitalized deferred implementation costs	$2,309	$1,779
Accumulated amortization	(257)	(208)
Capitalized deferred implementation costs, net	$2,052	$1,571
Amortization expense for capitalized deferred implementation costs was immaterial for the three and six months ended June 30, 2024, and 2023.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Computer equipment and software	$8,866	$8,794
Leasehold improvements	2,424	2,732
Office equipment and furniture	990	990
Total	12,280	12,516
Accumulated depreciation	(9,616)	(9,179)
Property and equipment, net	$2,664	$3,337
Depreciation expense amounted to $0.4 million, and $0.5 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense amounted to $0.7 million, and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of June 30, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(183,578)	$159,722
Developed technology	96,400	(57,651)	38,749
Trademarks	24,975	(14,045)	10,930
Non-competition agreements	5,500	(2,233)	3,267
Capitalized software	32,819	(18,962)	13,857
Total intangible assets, net	$502,994	$(276,469)	$226,525

	As of December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(166,485)	$176,815
Developed technology	96,400	(52,039)	44,361
Trademarks	24,975	(12,803)	12,172
Non-competition agreements	5,500	(1,743)	3,757
Capitalized software	28,997	(15,042)	13,955
Total intangible assets, net	$499,172	$(248,112)	$251,060
For the three months ended June 30, 2024 and 2023, the Company capitalized $1.9 million and $2.7 million, respectively, related to internally developed software. For the six months ended June 30, 2024 and 2023, the Company capitalized $3.8 million and $4.7 million, respectively, related to internally developed software costs.
The weighted average remaining useful lives for intangible assets as of June 30, 2024, were as follows:

Weighted Average Remaining Useful Life (in years)
Customer relationships	5
Developed technology	6
Trademarks	5
Non-competition agreements	3
Capitalized software	2
Amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$4,803	$4,510	$9,532	$8,964
General and administrative expense	9,407	9,419	18,825	19,001
Total amortization expense	$14,210	$13,929	$28,357	$27,965

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The estimated future amortization of intangible assets as of June 30, 2024, was as follows (in thousands):

Years ending December 31,
2024 (remaining six months)	$28,365
2025	51,336
2026	45,511
2027	42,546
2028	24,901
Thereafter	33,866
Total amortization expense	$226,525
No impairment of long-lived assets was recorded during the three and six months ended June 30, 2024 or 2023.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Accrued payroll and payroll-related expenses	$10,104	$9,501
Accrued operating costs	4,960	3,655
Accrued bonuses	4,157	6,424
Sales tax liabilities from acquisitions	3,383	3,383
Accrued costs of revenues	2,655	2,003
Customer deposits	1,237	1,302
Excise taxes payable	884	379
Operating lease liabilities – current	685	773
Other sales tax liabilities	309	404
User conference accrual	—	1,073
Other accrued liabilities	2,234	1,776
Total accrued liabilities	$30,608	$30,673
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
During the three months ended June 30, 2024, the Company incurred estimated settlement charges amounting to $1.5 million related to the expected settlements of class action litigation claims. These matters became probable and estimable during the three months ended June 30, 2024, which is the same period that settlements regarding these matters were proposed. In July 2024, settlement was finalized and paid for one of the claims equal to the amount that was accrued as of June 30, 2024. The Company does not anticipate that final payment of the remaining estimated claim will be materially different from the estimate accrued.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Other Contractual Commitments
The Company’s contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription arrangements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of June 30, 2024, are as follows (in thousands):

Contractual Commitments
Years ending December 31,
2024 (remaining six months)	$1,131
2025	1,115
2026	975
Thereafter	—
Total	$3,221
Note 6 – Debt
Debt consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
2021 Term Loan	$475,109	$427,388
Debt issuance costs	(4,268)	(3,842)
Total debt, net	470,841	423,546
Less: Current portion of debt
2021 Term Loan	4,763	4,350
Debt issuance costs	(995)	(808)
Total current portion of debt, net	3,768	3,542
Total non-current portion of debt, net	$467,073	$420,004
Amortization of debt issuance costs was $0.3 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2024, and 2023, respectively.
Total interest expense, excluding amortization of debt issuance costs, was $9.5 million and $8.9 million for the three months ended June 30, 2024 and 2023, respectively, and $18.9 million and $17.8 million for the six months ended June 30, 2024 and 2023, respectively.
2021 Credit Agreement
The credit agreement dated as of November 10, 2021, as amended (the “2021 Credit Agreement”), provides for a term loan facility (the “2021 Term Loan”) with an aggregate principal amount of $476.3 million and a revolving credit facility (the “2021 Revolving Credit Facility”) in an aggregate principal amount of $50.0 million, inclusive of a $10.0 million letter of credit sub-facility. The 2021 Term Loan and 2021 Revolving Credit Facility mature on November 10, 2028, and November 10, 2026, respectively. The Company has not drawn on the 2021 Revolving Credit Facility as of June 30, 2024.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
During the second quarter of 2023, the Company entered into a conforming changes amendment to the 2021 Credit Agreement that established the Secure Overnight Financing Rate (“SOFR”) as the benchmark rate used in the definition of the Eurocurrency Rate for its 2021 Term Loan and 2021 Revolving Credit Facility. Under the terms of the conforming changes amendment, SOFR will be used as the benchmark rate for interest periods beginning on or after June 30, 2023. The interest rate under the conforming changes amendment was equal to SOFR plus 3.00% initial margin and 0.26% spread adjustment. In connection with the amendment, the Company incurred $0.1 million of financing fees that was expensed during the three months ended June 30, 2023.
On May 15, 2024, the Company entered into a Refinancing Amendment and First Amendment to the 2021 Credit Agreement (the “Amendment”). Pursuant to the Amendment, the Company, among other things, lowered the interest rate on its 2021 Term Loan from SOFR plus 3.00% initial margin per annum to SOFR plus 2.75% per annum, and removed the 0.26% spread adjustment that was previously required under the conforming changes amendment discussed above. The Amendment also increased the aggregate principal amount of the 2021 Term Loan by $50.0 million, which the Company drew down in connection with the Amendment, increasing the outstanding principal amount of the 2021 Term Loan to $476.3 million. The Company accounted for the Amendment as a debt modification. The Company incurred $1.3 million financing fees related to the Amendment, of which $0.8 million was deferred and recorded as a reduction to the debt balance, and $0.5 million was expensed as incurred in general and administrative expense on the Company’s condensed consolidated statements of operations.
The obligations under the 2021 Credit Agreement are secured by a lien on substantially all tangible and intangible property of the Company, subject to customary exceptions, limitations, and exclusions from the collateral.
The 2021 Credit Agreement contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require the Company to satisfy a financial covenant, and restricts or limits the ability of the Company to grant or incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales, and declare dividends on its capital stock, subject in each case to certain customary exceptions. A failure to comply with covenants could permit the lenders to declare the 2021 Term Loan, and any then outstanding borrowings on the 2021 Revolving Credit Facility, together with accrued interest and fees thereon, to be immediately due and payable. The Company was in compliance with all financial covenants of the 2021 Credit Agreement at June 30, 2024.
2021 Term Loan
Borrowings under the 2021 Term Loan bear interest at a variable rate, elected by the Company, equal to the Base Rate (as defined in the 2021 Credit Agreement) or Term SOFR (as defined in the 2021 Credit Agreement), plus, an initial margin based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined by the 2021 Credit Agreement), which was 2.75% at June 30, 2024. The Company is required to make quarterly principal payments equal to 0.25% of the principal, with the remainder due at maturity.
In connection with the Amendment, debt issuance costs of $4.4 million were included as a reduction of the debt balance on the condensed consolidated balance sheets and are amortized into interest expense over the contractual life of the loans using the effective interest method. Included in the debt issuance costs were $0.8 million incurred in connection with the Amendment, and $3.6 million carried forward from the Company’s original 2021 Term Loan. The Company recognized $0.2 million and $0.4 million of amortization of debt issuance costs for the 2021 Term Loan during the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.6 million during the six months ended June 30, 2024 and 2023, respectively.
The effective interest rate on the 2021 Term Loan was 8.4% as of June 30, 2024.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
2021 Revolving Credit Facility
Borrowings under the 2021 Revolving Credit Facility bear interest, at the election of the Company, at a rate equal to the Base Rate (as defined in the 2021 Credit Agreement) or Term SOFR (as defined in the 2021 Credit Agreement), plus, in each case, the Applicable Rate (as defined in the 2021 Credit Agreement), which shall vary based on the Company’s Consolidated First Lien Net Leverage Ratio.
In connection with the 2021 Revolving Credit Facility, the Company incurred $0.5 million in debt issuance costs. Expenses associated with the issuance of the revolving credit facility are presented in the accompanying condensed consolidated balance sheets in prepaid expenses and other current assets and other assets, and are amortized to interest expense over the life of the 2021 Revolving Credit Facility using the straight-line method. The remaining unamortized debt issuance costs were $0.2 million and $0.3 million as of June 30, 2024, and December 31, 2023, respectively.
The 2021 Revolving Credit Facility also requires a quarterly commitment fee based on the Company’s consolidated first lien net leverage ratio. As of June 30, 2024, the applicable rate was 0.5%, which was applied against the $50.0 million unused revolving credit facility balance.
Future Principal Payments
Future principal payments of debt as of June 30, 2024, were as follows (in thousands):

Years ending December 31,
2024 (remaining six months)	$2,381
2025	4,763
2026	4,763
2027	4,763
2028	458,439
Total	$475,109
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Secondary Offering by Selling Stockholders and Related Common Stock Repurchase
On February 9, 2024, the Company completed an underwritten secondary offering for the sale of 6,906,015 shares of common stock by certain of its existing stockholders, at an offering price of $19.00 per share (the “Secondary Offering”). The selling stockholders also granted the underwriters a 30-day option to purchase up to an additional 675,000 shares of common stock from the selling stockholders at the public offering price, less underwriting discounts and commissions. The underwriters did not exercise their option to purchase any additional shares before the expiration of the 30-day window. The Company did not receive any proceeds from the sale of its common stock by the selling stockholders in the Secondary Offering. During the three and six months ended June 30, 2024, the Company incurred costs of $0.3 million, and $1.7 million, respectively, in connection with the Secondary Offering. These costs are included within general and administrative expenses on the Company’s condensed consolidated statements of operations.
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
Stock Repurchase Activity
A summary of repurchased share activity during the three and six months ended June 30, 2024 and 2023, is as follows (in thousands except share data):

	Three Months Ended		Six Months Ended June 30,
	2024	2023	2024	2023
Total number of shares repurchased	1,553,894	107,978	3,959,909	336,507
Total cost of shares repurchased, including commissions, fees, and excise taxes	$29,916	$1,646	$74,293	$5,145
As of June 30, 2024, there was a total of $61.3 million remaining for repurchase under the Company’s stock repurchase programs.
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Plan include, but are not limited to, options to purchase common stock, stock appreciation rights, restricted shares of common stock, restricted stock units, and cash bonuses.
Stock Options
A summary of stock option activity during the six months ended June 30, 2024, is as follows (in thousands, except options, price per option, and term amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2024	3,976,372	$12.53	6.68	$49,670
Granted	—	—
Exercised	(113,206)	6.38
Forfeited	(51,117)	23.52
Outstanding – June 30, 2024	3,812,049	$12.56	6.18	$37,178
Vested and expected to vest in the future at June 30, 2024	3,812,049	12.56	6.18	37,178
Exercisable at June 30, 2024	3,174,663	$10.96	5.89	$35,525
The total fair value of options that vested during the three months ended June 30, 2024 and 2023 was $2.3 million and $2.6 million, respectively, and for the six months ended June 30, 2024 and 2023 was $3.5 million and $3.7 million, respectively.
The total intrinsic value of options exercised during the three months ended June 30, 2024 and 2023 was $1.2 million and $0.6 million, respectively, and for the six months ended June 30, 2024 and 2023 was $1.6 million and $1.4 million, respectively.
Share-based compensation expense related to time-based and performance-based stock options for the three months ended June 30, 2024 and 2023 was $1.1 million and $1.5 million, respectively, and for the six months ended June 30, 2024 and 2023 was $2.5 million and $2.8 million, respectively. During the six months ended June 30, 2024 and 2023, performance-based options were probable of vesting and, therefore, were included as part of share-based compensation expense.
As of June 30, 2024, there was $5.8 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.5 years.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity during the six months ended June 30, 2024, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2024	4,919,744	$17.19
Granted	3,864,207	18.60
Vested	(1,186,180)	17.22
Forfeited	(362,696)	17.56
Non-vested – June 30, 2024	7,235,075	17.92
Each RSU represents the right to receive one share of the Company’s common stock upon vesting and settlement. As of June 30, 2024, 7,235,075 RSUs are expected to vest. Share-based compensation expense related to RSUs for the three months ended June 30, 2024 and 2023 was $11.4 million and $7.4 million, respectively, and for the six months ended June 30, 2024 and 2023 was $17.8 million and $10.8 million, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
As of June 30, 2024, there was $118.5 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 3.01 years.
Employee Stock Purchase Program
As of June 30, 2024, the Company has issued 69,899 shares of common stock pursuant to the 2021 Employee Stock Purchase Plan under its employee stock purchase program (“ESPP”). As of June 30, 2024, there was $0.2 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period.
Share-based compensation expense related to the ESPP for the three months ended June 30, 2024 and 2023 was $0.2 million and $0.2 million, respectively, and for the six months ended June 30, 2024 and 2023 was $0.3 million and $0.3 million, respectively.
Share-Based Compensation
Share-based compensation for share-based awards granted to participants has been recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$1,363	$1,157	$2,145	$2,009
General and administrative	6,792	5,231	11,185	7,494
Research and development (1)	2,531	1,875	4,033	3,658
Sales and marketing	1,814	1,104	3,073	1,395
Restructuring related costs (2)	126	(365)	(7)	(663)
Total share-based compensation expense	$12,626	$9,002	$20,429	$13,893
______________
(1)Net of $0.1 million, and $0.1 million additions to capitalized software on the Company’s condensed consolidated balance sheets during the three months ended June 30, 2024 and 2023, respectively, and $0.1 million and $0.1 million during the six months ended June 30, 2024 and 2023, respectively.
(2)Relates to unvested stock compensation that was forfeited or accelerated as part of the 2024 Realignment Plan and 2023 Restructuring Plan. See Note 12, “Restructuring.”

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 9 – Income Taxes
In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. However, there is an exception to the use of this method when a reliable estimate of its ordinary income (loss) or related tax (benefit) for the year cannot be determined. In that case, an entity may report the actual tax or benefit applicable when annual income cannot be estimated, as a discrete item in the interim period. This exception was used in determining the tax provision for the three and six months ended June 30, 2024.
Using the discrete method for the current year, and the annual effective tax rate method for the prior year, the Company’s provision for income taxes reflected an effective tax rate of (4.5)% and 25.8% for the three months ended June 30, 2024 and 2023, respectively, and (3.1)% and 21.7% for the six months ended June 30, 2024 and 2023, respectively.
During the three and six months ended June 30, 2024, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to research and development credits, state income taxes, and permanent favorable differences related to share-based compensation expense; partially offset by certain employee remuneration under section 162(m) of the Internal Revenue Code, other expected permanent differences, and changes in the valuation allowance.
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
The Company regularly assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” realization standard. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the past and current trend in volatility in the Company’s business operating environment, which has impacted the Company’s current ability and expectation to generate sufficient future taxable income to fully realize its deferred tax assets, the Company continues to maintain that it is more likely that it would not be able to utilize all of the deferred tax assets as of June 30, 2024, and December 31, 2023, and, therefore, has a partial valuation allowance against its deferred tax assets. The Company’s valuation allowance was $33.2 million and $29.4 million as of June 30, 2024, and December 31, 2023, respectively.
The Company has gross unrecognized tax benefits with respect to research and development credits of $3.9 million as of June 30, 2024, and $3.5 million as of December 31, 2023. The Company has recorded an immaterial amount of penalties and interest to income tax expense as the credits have started to be utilized in certain jurisdictions, however almost all credits have no penalties or interest recorded as the credits have not yet been fully utilized.
Note 10 – Related Party Transactions
In the course of its business operations, the Company maintains agreements for services from companies in which certain investment funds advised by a significant stockholder hold an investment. These services primarily relate to vehicle lookup data through an API integrated with many of the Company's products and costs related to financial and business planning software, among others. These costs are recorded as cost of sales or operating expenses on the Company’s condensed consolidated statements of operations, depending on the nature of the agreement or transactions. The Company also has compensation agreements with its directors and officers, which are recorded as general and administrative expenses on the Company’s condensed consolidated statements of operations. Costs associated with these agreements and transactions are considered to be related party transactions.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The following table presents the impact of related party transactions on the Company’s consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$501	$446	$865	$766
General and administrative	520	156	686	403
Research and development	27	66	52	228
Total related party expenses	$1,048	$668	$1,603	$1,397
The following table presents the impact of related party transactions on the Company’s condensed consolidated balance sheets (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Prepaid expenses and other current assets	$183	$38
Total current assets	$183	$38

Accounts payable	$270	$110
Accrued liabilities	537	243
Total current liabilities	$807	$353
Under the terms of these related-party transactions, all amounts incurred and recognized are expected to be settled within one year from the date of the accompanying consolidated balance sheets.
Note 11 – Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted net loss per share
Numerator:
Net loss attributable to common stockholders	$(9,670)	$(5,230)	$(14,976)	$(10,896)
Denominator:
Weighted average common stock outstanding:
Basic	76,527,803	80,911,113	76,923,824	80,786,427
Diluted	76,527,803	80,911,113	76,923,824	80,786,427
Net loss per share:
Basic	$(0.13)	$(0.06)	$(0.19)	$(0.13)
Diluted	$(0.13)	$(0.06)	$(0.19)	$(0.13)

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average shares outstanding for basic loss per share	76,527,803	80,911,113	76,923,824	80,786,427
Effect of dilutive securities:
Options outstanding, unexercised	—	—	—	—
RSAs unvested	—	—	—	—
RSUs unvested	—	—	—	—
Purchase rights committed under the ESPP	—	—	—	—
Weighted average shares outstanding for diluted loss per share	76,527,803	80,911,113	76,923,824	80,786,427
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock outstanding, unexercised	3,812,049	1,917,659	3,812,049	1,967,302
Restricted stock units, unvested	7,235,075	365,887	7,235,075	417,964
Purchase rights committed under the ESPP	7,553	—	13,280	—
Total	11,054,677	2,283,546	11,060,404	2,385,266
Note 12 – Restructuring Activities
2024 Realignment Plan
In January 2024, the Company’s board of directors authorized an organizational realignment plan (the “2024 Realignment Plan”) that is designed to manage operating costs, enable efficient delivery on business objectives, and allow for growth in areas of strategic importance. The 2024 Realignment Plan included a reduction of the Company’s then-current workforce by approximately 12%.
The Company initially estimated that it would incur charges of approximately $3.3 million to $4.3 million in connection with the 2024 Realignment Plan, consisting primarily of cash expenditures and relating to employee severance payments, employee benefits, and employee transition costs.
During the three months ended June 30, 2024, the Company completed the 2024 Realignment Plan, which resulted in additional restructuring charges related to employee severance payments, employee benefits, and employee transition costs of $1.0 million, including $0.1 million accelerated vesting of share-based compensation.
Restructuring charges of $4.2 million for severance and related costs, net of $0.0 million previously vested share-based compensation, net of acceleration, were recognized during the six months ended June 30, 2024, and are reflected in restructuring related costs on the Company’s condensed consolidated statements of operations.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
A rollforward of the Company’s restructuring reserve balance for the six months ended June 30, 2024 is as follows (in thousands):

As of June 30,
2024
Beginning balance	$—
Restructuring related costs	4,179
Payments	(3,361)
Ending balance	$818
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
Restructuring charges of $0.7 million for severance and related costs, net of $0.4 million previously vested share-based compensation, were recognized during the three months ended June 30, 2023. Restructuring charges of $3.6 million for severance and related costs, net of $0.7 million previously vested share-based compensation, were recognized during the six months ended June 30, 2023. These charges are reflected in restructuring-related costs on the Company’s condensed consolidated statements of operations.

As of June 30,
2023
Beginning balance	$—
Restructuring related costs	3,621
Payments	(3,146)
Ending balance	$475

Special Note about Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2023, or our 2023 Annual Report on Form 10-K, and our other filings with the Securities and Exchange Commission, or SEC. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. You should not rely upon forward-looking statements as predictions of future events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•our ability to hire and retain key members of management and necessary qualified employees to grow our business and expand our operations;
•our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate the identified material weakness in our internal control over financial reporting;
•our stock repurchase programs, including the execution and amount of repurchases and financing sources for any such repurchases;
•the execution of restructuring or realignment plans, including expected or contemplated associated timing, benefits, and costs;
•the status of litigation matters, including expected or contemplated settlements, associated timing, and estimated fees and expenses;
•the evolution of technology affecting our applications, platform, and markets;
•economic and industry trends, including the impact of rising inflation rates on our customers and consumers generally;
•seasonal fluctuations in consumer borrowing trends and impact of changes in interest rates;
•our ability to adequately protect our intellectual property; and
•our ability to service our debt obligations, including the effects of amendments to our debt facility and the amount of expected interest expense.
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
Recent Developments
Debt Modification

In May 2024, we amended our credit agreement, which, among other things, lowered the interest rate on our term loan from 3.26% plus Term SOFR (as defined in our credit agreement) to 2.75% plus Term SOFR. The Amendment also increased the aggregate principal amount of the term loan by $50.0 million, which we drew down in connection with the Amendment, resulting in an increase in our outstanding principal balance. We incurred $0.8 million additional financing fees related to the amendment, which were deferred and recorded as a reduction to the debt balance, and which will be amortized as interest expense over the contractual life of the term loan using the effective interest method. Excluding the impact of volatility in Term SOFR, the amendment is anticipated to increase interest expense by approximately $0.5 million per quarter, beginning in May 2024. Increases to Term SOFR during any period would in turn increase our effective interest rate and result in higher interest expense, including acceleration of amortization for deferred financing fees. Our effective interest rate on our term loan was 8.4% as of June 30, 2024, and was 8.9% as of April 30, 2024, immediately preceding the amendment.
Organizational Realignment Plan
In January 2024, our board of directors authorized an organizational realignment plan (the “2024 Realignment Plan”) that is designed to manage operating costs, enable efficient delivery on business objectives, and allow for growth in areas of strategic importance. The 2024 Realignment Plan included a reduction of the Company’s then-current workforce by approximately 12%.
We estimated that we would incur charges of approximately $3.3 million to $4.3 million in connection with the 2024 Realignment Plan, consisting primarily of cash expenditures and relating to employee severance payments, employee benefits, and employee transition costs.

During the three months ended June 30, 2024, we completed the 2024 Realignment Plan, which resulted in additional restructuring charges related to employee severance payments, employee benefits, and employee transition costs of $1.0 million, including $0.1 million accelerated vesting of share-based compensation.
Restructuring charges of $4.2 million for severance and related costs, net of $0.0 million previously vested share-based compensation, were recognized during the six months ended June 30, 2024, and are reflected in restructuring related costs on our condensed consolidated statements of operations.
January 2024 Stock Repurchase Program
In January 2024, our board of directors authorized a new stock repurchase program to acquire up to $125.0 million of our common stock, with no fixed expiration date and no requirement to purchase any minimum number of shares, or the 2024 Stock Repurchase Program. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, working capital needs, general business and market conditions, regulatory requirements, and other investment opportunities. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase programs may be commenced, suspended, or terminated at any time by us at our discretion without prior notice. Any shares of common stock repurchased under the 2024 Stock Repurchase Program will be retired and automatically returned to the status of authorized but unissued shares of common stock. Approximately $44.4 million (including excise taxes) of the 2024 Stock Repurchase Program was used for the stock repurchase in connection with the Secondary Offering, as described below. During the three months ended June 30, 2024, approximately $29.9 million was used for repurchases (including excise taxes) made during the period.
Secondary Offering by Selling Stockholders and Related Common Stock Repurchase
On February 9, 2024, we completed an underwritten secondary offering for the sale of 6,906,015 shares of common stock by certain of our existing stockholders, at an offering price of $19.00 per share, or the “Secondary Offering”. In connection with the Secondary Offering, selling stockholders granted the underwriters a 30-day option to purchase up to an additional 675,000 shares of common stock from the selling stockholders at the public offering price, less underwriting discounts and commissions. The underwriters did not exercise their option to purchase any additional shares before the expiration of this 30-day window. We did not receive any proceeds from the sale of our common stock by the selling stockholders in the Secondary Offering. During the three and six months ended June 30, 2024, we incurred costs of $0.3 million and $1.7 million, respectively in connection with the Secondary Offering. These costs are included within general and administrative expenses on our condensed consolidated statements of operations.
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
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. We assess whether a valuation allowance should be recorded against our deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” realization standard. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the past and current trend in volatility in our business operating environment which has impacted our current ability and expectation to generate sufficient future taxable income to fully realize our deferred tax assets, we have determined that it is more likely that we would not be able to utilize all of our deferred tax assets, and therefore, we have established a partial valuation allowance on our deferred tax assets as of June 30, 2024, and December 31, 2023.
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

Results of Operations
Condensed Consolidated Statements of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net	$78,676	$75,415	$156,492	$152,550
Cost of revenues:
Subscription and services (1)	23,373	23,984	44,717	47,485
Amortization of developed technology	4,803	4,510	9,532	8,964
Total cost of revenues	28,176	28,494	54,249	56,449
Gross profit	50,500	46,921	102,243	96,101
Operating expenses:
General and administrative (1)	29,237	24,409	54,416	46,964
Research and development (1)	9,905	11,754	19,390	25,566
Sales and marketing (1)	11,467	8,558	22,003	16,771
Restructuring related costs (1)	988	717	4,179	3,621
Total operating expenses	51,597	45,438	99,988	92,922
Operating (loss) income	(1,097)	1,483	2,255	3,179
Other (income) expense, net:
Interest and other income	(1,636)	(784)	(2,592)	(1,254)
Interest expense	9,797	9,316	19,379	18,347
Total other expense, net	8,161	8,532	16,787	17,093
Loss before income taxes	(9,258)	(7,049)	(14,532)	(13,914)
Provision for (benefit from) income taxes	412	(1,819)	444	(3,018)
Net loss	(9,670)	(5,230)	(14,976)	(10,896)

Net loss per share:
Basic	$(0.13)	$(0.06)	$(0.19)	$(0.13)
Diluted	$(0.13)	$(0.06)	$(0.19)	$(0.13)
Weighted average common stock outstanding:
Basic	76,527,803	80,911,113	76,923,824	80,786,427
Diluted	76,527,803	80,911,113	76,923,824	80,786,427
______________
(1)Share-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$1,363	$1,157	$2,145	$2,009
General and administrative	6,792	5,231	11,185	7,494
Research and development, net of amounts capitalized	2,531	1,875	4,033	3,658
Sales and marketing	1,814	1,104	3,073	1,395
Acceleration (forfeitures) included in restructuring related costs	126	(365)	(7)	(663)
Total share-based compensation expense	$12,626	$9,002	$20,429	$13,893

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenues, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenues, net	$78,676	$75,415	$3,261	4%	$156,492	$152,550	$3,942	3%
Revenues increased for both the three and six months ended June 30, 2024, compared to the three and six months ended June, 2023. The increase was primarily due to the net effect of increased revenue from our Lending Software Solutions, which is driven by increases from new and ramping customers as well as existing customers, partially offset by decreased revenue from our Data Verification Services, which is driven by lower volumes in our mortgage-related revenues. For both of our solutions, we receive incremental revenues if customers exceed their minimum commitments for monthly transactions, which typically is based off of number of applications or closed and funded loans for Lending Software Solutions and credit, tenant, or employment verification reports for our Data Verification Software Solutions.
Additionally, during the three months ended June 30, 2023, we updated our estimate of variable consideration associated with one of our channel reseller contracts, which resulted in a $2.3 million reduction in Lending Software Solutions revenue for the 2023 period due to a commercial dispute as the amount we expected to receive under this contract was reduced and as receipt of this amount was no longer considered probable, leading to the reduction in revenue. There were no similar adjustments to our estimates of variable consideration during the comparable 2024 periods.
Cost of Revenues and Gross Profit
Subscription and services

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2023	$	%	2024	2023	$	%
Subscription and services	$23,373	$23,984	$(611)	(3)%	$44,717	$47,485	$(2,768)	(6)%
Subscription and services cost of revenues decreased $0.6 million, or 3%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily due to the net effect of a $1.1 million decrease in third-party costs driven by lower Data Verification Software Solutions volumes, which, in turn, was driven by lower volumes in our mortgage-related revenues, partially offset by higher compensation costs of $0.5 million.
Subscription and services cost of revenues decreased $2.8 million, or 6%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily due to the combined effect of a $2.2 million decrease in third-party costs driven by lower Data Verification Software Solutions volumes, which were driven by lower volumes in our mortgage-related revenues, and lower contractor expenses of $0.2 million.
Amortization of Developed Technology

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Amortization of Developed Technology	$4,803	$4,510	$293	6%	$9,532	$8,964	$568	6%
Amortization of developed technology increased $0.3 million, or 6%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was due to increased amortization for internally developed software as we continue to build and enhance our product offerings.
Amortization of developed technology increased $0.6 million, or 6%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was due to increased amortization for internally developed software as we continue to build and enhance our product offerings.

Gross Profit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Gross profit	$50,500	$46,921	$3,579	8%	$102,243	$96,101	$6,142	6%
Gross profit increased for both the three and six months ended June 30, 2024, compared to the three and six months ended June, 2023. The increase was primarily due to the combined effect from a net increase in revenue resulting from increased Lending Software Solutions revenue and a decrease in third-party costs driven by lower Data Verification Software Solutions volumes.
Operating Expenses
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
General and administrative	$29,237	$24,409	$4,828	20%	$54,416	$46,964	$7,452	16%
General and administrative expenses increased $4.8 million, or 20%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily related to the combined effect from increased share-based compensation expenses of $1.6 million related to increased amortization expenses from stock options and restricted stock units in 2024 compared to the same period in 2023, due to new awards granted in the second quarter of 2024 to new and existing employees, increased legal fees of $2.8 million, including $1.9 million related to the expected settlements of class action litigation claims and related legal expenses, $0.3 million related to our Secondary Offering, and increased lender fees of $0.5 million related to the modification of our credit agreement in the second quarter of 2024.
General and administrative expenses increased $7.5 million, or 16%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily related to the net effect of increased share-based compensation expenses of $3.7 million related to increased amortization expenses from stock options and restricted stock units in 2024 compared to the same period in 2023 due to new awards granted in the second quarter of 2024 to new and existing employees, increased legal fees of $4.8 million including $1.9 million related to the expected settlements of class action litigation claims and related legal expenses, $1.7 million related to our Secondary Offering, increased lender fees of $0.5 million related to the modification of our debt in the second quarter of 2024, partially offset by decreased recruiting expenses of $0.7 million and decreased expenses for general insurance of $0.7 million.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Research and development	$9,905	$11,754	$(1,849)	(16)%	$19,390	$25,566	$(6,176)	(24)%
Research and development expenses decreased $1.8 million, or 16%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily related to the net effect of decreased compensation and contractor expenses of $2.0 million, net of amounts capitalized, largely from lower headcount and personnel costs on our research and development teams due to the 2024 Realignment Plan that went into effect during the three months ended March 31, 2024, partially offset by a $0.6 million increase in stock compensation expense related to increased amortization expenses from stock options and restricted stock units in 2024 compared to the same period in 2023 due to new awards granted in the second quarter of 2024 to new and existing employees.
Research and development expenses decreased $6.2 million, or 24%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily related to the net effect of decreased compensation and contractor expenses of $4.9 million, net of amounts capitalized, largely from lower headcount and personnel costs on our research and development teams due to the 2024 Realignment Plan that went into effect during the three months ended March 31, 2024, lower incentive compensation of $0.7 million, and $0.2 million lower rent expense related to a lease that expired in December 2023, partially offset by a $0.4 million increase in stock compensation expense related to increased amortization expenses from stock options and restricted stock units in 2024 compared to the same period in 2023 due to new awards granted in the second quarter of 2024 to new and existing employees.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Sales and marketing	$11,467	$8,558	$2,909	34%	$22,003	$16,771	$5,232	31%
Sales and marketing expenses increased $2.9 million, or 34%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily related to the combined effect from increased personnel related expenses of $1.2 million from increased headcount on our sales and marketing teams, which included increased commissions expenses of $0.3 million, net of amounts capitalized, increased share-based compensation expenses of $0.7 million due to increased amortization in 2024 compared to the same period in 2023 due to new awards granted in the second quarter of 2024 to new and existing employees, and increased costs for our annual user conference of $0.8 million.
Sales and marketing expenses increased $5.2 million, or 31%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily related to the combined effect from increased personnel related expenses of $4.3 million from increased headcount on our sales and marketing teams, which included increased commissions expenses of $0.9 million, net of amounts capitalized, increased share-based compensation expenses of $1.7 million due to increased amortization in 2024 compared to the same period in 2023 due to new awards granted in the second quarter of 2024 to new and existing employees, and increased costs for our annual user conference of $0.8 million.
Restructuring Related Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Restructuring related costs	$988	$717	$271	38%	$4,179	$3,621	$558	15%
Restructuring related costs are costs related to the 2024 Realignment Plan that went into effect during the six months ended June 30, 2024, and the 2023 Restructuring Plan that went into effect during the same period in 2023. Restructuring related costs incurred during each period are primarily related to cash payments for severance, net of non-cash stock compensation forfeitures and acceleration, and other termination-related costs.

Total Other Expense, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Total other expense, net	$8,161	$8,532	$(371)	(4)%	$16,787	$17,093	$(306)	(2)%
Total other expenses, net decreased $0.4 million, or 4%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily related to the net effect from an increased interest expense of $0.5 million, partially offset by a $0.1 million increase in interest income on our cash and cash equivalents and receipt of a $0.8 million indemnity claim from a past acquisition during the second quarter of 2024.
Total other expenses, net decreased $0.3 million, or 2%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily related to an increase in interest expense of $1.0 million, partially offset by a $0.6 million increased interest income on our cash and cash equivalents and receipt of a $0.8 million indemnity claim from a past acquisition during the second quarter of 2024.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Provision for (benefit from) income taxes	$412	$(1,819)	$2,231	(123)%	$444	$(3,018)	$3,462	(115)%
Provision for income taxes was $0.4 million for the three months ended June 30, 2024, compared to a benefit from income taxes of $1.8 million for the six months ended June 30, 2023. The decrease was primarily due to the tax provision (benefit) effects of research and development credits, state income taxes, and permanent favorable differences related to share-based compensation expense; partially offset by certain employee remuneration under section 162(m) of the Internal Revenue Code, other expected permanent differences, and changes to our valuation allowance.
Provision for income taxes was $0.4 million for the six months ended June 30, 2024, compared to a benefit from income taxes of $3.0 million for the six months ended June 30, 2023. The decrease was primarily due to the tax provision (benefit) effects of research and development credits, state income taxes, and permanent favorable differences related to share-based compensation expense; partially offset by certain employee remuneration under section 162(m) of the Internal Revenue Code, other expected permanent differences, and changes to our valuation allowance.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through cash flows from operations, long-term debt, and proceeds from equity issuances. In May 2024, in connection with an amendment to our credit agreement, we increased the aggregate principal amount of the term loan by $50.0 million, which we pulled down from our credit facility in connection with the amendment, generating net proceeds to us of approximately $48.7 million after deducting $1.3 million financing fees.
We have also filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, that became effective January 8, 2024, under which we may offer or sell, in one or more offerings, our common stock, preferred stock, warrants, debt securities, and/or units consisting of some or all of these securities in a maximum aggregate amount of up to $500.0 million.
As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents of $93.0 million and unused capacity under our revolving line of credit of $50.0 million. Based upon our current levels of operations, we believe that our cash flows from operations along with our other sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%
Net cash provided by (used in):
Operating activities	$43,394	$34,185	$9,209	27%
Investing activities	(3,836)	25,459	(29,295)	(115)%
Financing activities	(26,990)	(6,552)	(20,438)	(312)%
Net (decrease) increase in cash, cash equivalents	$12,568	$53,092	$(40,524)	(76)%
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
The increase in cash provided by operating activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily attributable to $6.8 million lower net loss after adjusting for non-cash operating items, $2.2 million related to timing of prepayments, $0.1 million related to timing of customer billings, and $0.1 million related to timing of disbursements for operations.
Cash Flows from Investing Activities
The change in cash used in investing activities for the six months ended June 30, 2024 compared to cash provided by investing activities for the six months ended June 30, 2023, was due to the release of $30.0 million from escrow during the six months ended June 30, 2023, with none in the comparable period in 2024. This decrease was partially offset by the positive impact from lower capitalized software additions of $0.9 million, and lower purchases of property and equipment of $0.2 million during the six months ended June 30, 2024, compared to 2023.

Cash Flows from Financing Activities
The increase in cash used in financing activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to higher stock repurchases of $68.6 million, higher taxes paid for net share settlements of restricted stock units of $0.6 million, and lower proceeds from exercise of stock options of $0.3 million. The increase was partially offset by $49.2 million proceeds from debt, net of deferred financing fees.
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
Adjusted EBITDA
We define adjusted EBITDA as net loss before interest expense, taxes, depreciation and amortization, share-based compensation expense, employer payroll taxes on employee stock transactions, expenses associated with our secondary offering, restructuring related costs, expenses related to debt modification, litigation related charges not related to our core business, and deferred revenue reductions from purchase accounting for acquisitions prior to 2022.
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
The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(9,670)	$(5,230)	$(14,976)	$(10,896)
Interest expense	9,797	9,316	19,379	18,347
Provision for (benefit from) income taxes	412	(1,819)	444	(3,018)
Depreciation and amortization	14,573	14,424	29,096	28,955
Share-based compensation expense	12,500	9,367	20,436	14,556
Employer payroll taxes on employee stock transactions	508	322	930	448
Expenses associated with public offering	308	—	1,698	—
Litigation related charges(1)	1,864	—	1,864	—
Expenses related to debt modification(2)	473	—	473	—
Restructuring related costs	988	717	4,179	3,621
Deferred revenue reduction from purchase accounting for acquisitions prior to 2022(3)	—	19	—	39
Adjusted EBITDA	$31,753	$27,116	$63,523	$52,052
___________
(1)Litigation-related charges pertains to litigation settlements and related legal fees. During the three months ended June 30, 2024, we incurred $1.5 million in estimated settlements of class action lawsuits and $0.4 million in third-party legal fees directly related to the settlements. See “Note 5 – Commitments and Contingencies” to our condensed consolidated financial statements for further details.
(2)Expenses related to debt modification are legal and other third party costs incurred in relation to the amendment of our credit facility in May 2024.
(3)Deferred revenue reduction from purchase accounting for acquisitions prior to the adoption of ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which we early adopted on January 1, 2022, on a prospective basis. Deferred revenue from acquisitions prior to the adoption of ASU 2021-08 was recognized on a straight-line basis through December 31, 2023.

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
Based on that evaluation, and in light of the material weakness existing in our internal controls over financial reporting as of December 31, 2023, (as described in greater detail in our 2023 Annual Report on Form 10-K), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our review controls and procedures were not effective. Notwithstanding the material weakness, our management has concluded that the condensed consolidated financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for the periods presented in conformity with U.S. generally accepted accounting principles.
Remediation Plan to Address Material Weakness
Our management is taking steps to enhance our internal control over financial reporting and remediate the material weakness identified during the year ended December 31, 2023, primarily related to insufficient controls over the set-up of customer contracts for billing and maintaining complete contract support that were not operating effectively. During the quarter ended March 31, 2024, we began our remediation of the material weakness noted above by designing new procedures and controls over the set-up and review of our customer contracts, new forms of staff training programs, and continued our system implementation efforts. During the second quarter of 2024, we continued our design and implementation of new processes and controls over the set-up and review of our customer contracts and contract maintenance, conducting training with process owners, and continued our system implementation efforts. During the third quarter of 2024, we plan to continue our efforts on the design and implementation of new controls over our customer set up and review of customer contracts and data management, process owner training, and begin effectiveness testing of our existing and redesigned controls. We will not be able to fully remediate the material weakness until our remediation efforts have been completed and the controls have been operating effectively for a sufficient period of time.
While we believe that the measures described above will contribute to the remediation of the material weakness we have identified, we cannot, however, provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. We are committed to continuing to improve our internal control processes and will continue to review, optimize, and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify certain of the remediation measures described above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except for the remediation efforts noted above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, interest rates are influenced by a number of factors, particularly monetary policy, and many economists predict that mortgage interest rates will not fall until the Federal Reserve meaningfully lowers the Federal Funds Rate, which is within the range of 5.25% to 5.50% as of July 31, 2024, which was the most recent announcement from the Federal Reserve regarding the Federal Funds Rate prior to the filing of this Quarterly Report on Form 10-Q. The Federal Reserve has been raising and maintaining the Federal Funds Rate to combat higher than expected inflation in the United States, which could cause interest rates to rise further. Increases in mortgage interest rates have reduced the volume of new mortgages originated, and further increases in interest rates could reduce the volume of mortgage and non-mortgage loans originated.
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
Additionally, with increased competition or in challenging economic conditions, existing customers may decide not to continue to use our software solutions in favor of other alternatives for financial or other reasons or as a result of financial distress or ceasing operations. Customer attrition could impact the performance of our business in the future. We have agreements in place with various product partners with respect to the integration between their businesses and our solutions, such as e-signing vendors, insurance providers, dealership integrators, credit card processors, home banking systems, and settlement service tools. Most of these contracts are not long term or are subject to termination rights. An unexpected termination, or a failure to renew, of a significant number of our agreements or relationships with these platform partners could have an adverse effect on our business as our customers may find our solutions less valuable without these integrations. If we lose existing platform partners due to terminations or failures to renew our agreements, we would also lose revenues associated with such platform partners, which could have a material adverse impact on our results of operations and financial condition.

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
If any of our customers merge with or are acquired by other entities, such as financial institutions that have internally developed technology products or that are not our customers or use our software solutions less, we may lose business. Additionally, changes in management of our customers could result in delays or cancellations of the implementation of our software solutions. Consolidation within the financial services industry could also lead to fewer, but larger customers, who may have increased bargaining power, which could lead to lower prices or more favorable terms for our customers. Our business may also be materially and adversely affected by weak economic conditions in the financial services industry generally. Any downturn in the financial services industry may cause our customers to reduce or delay their spending on technology or cloud-based financial products, renegotiate their contracts with us, or seek to terminate as a result of financial distress.
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
As we integrate artificial intelligence, or AI, technologies to enhance efficiency and innovation, we must acknowledge associated cybersecurity risks. AI systems, while beneficial, can be exploited by cybercriminals for sophisticated attacks that evade traditional security measures. Unauthorized access to AI tools may lead to data manipulation, deepfake generation, and highly personalized spear-phishing campaigns. The rapid advancement of AI increases complexity in cyber threats. We are committed to robust security protocols, but investors should be aware of inherent risks.

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
While we expect to continue to grow headcount in our sales and marketing teams over the long-term, we completed workforce reductions in connection with our 2023 Restructuring Plan and our 2024 Realignment Plan (each as defined above). We may be unable to effectively manage the organizational changes we have made in connection with the 2023 Restructuring Plan and 2024 Realignment Plan, which could result in declines in quality or customer satisfaction, increases in costs, difficulties in obtaining new customers, difficulty in introducing new solutions to our existing customers, difficulty in deploying solutions to new and current customers, reputational harm, loss of customers, or operational difficulties in executing sales and other strategies, any of which could adversely affect our business performance and operating results.
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
We have undertaken, and may undertake in the future, restructuring, organizational realignment, or other strategic changes in order to manage operating costs, enable efficient delivery on business objectives, allow for growth in areas of strategic importance, adapt our business to serve customers more effectively, align teams with the Company’s highest business priorities, and achieve operating efficiencies, including the restructuring plan approved by our board of directors in February 2023, or the 2023 Restructuring Plan, which was completed during the three months ended June 30, 2023, and the 2024 Realignment Plan approved in January 2024 and completed in the three months ended June 30, 2024. The 2023 Restructuring Plan resulted in restructuring charges of $3.6 million for severance and related costs, and we incurred $4.2 million in connection with the 2024 Realignment Plan. Implementation of any restructuring or organizational realignment plan may be costly and disruptive to our business, and we may not be able to obtain the anticipated cost savings, operational improvements, strategic growth, and estimated workforce reductions within the projected timing or at all. Further, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale, and/or key or other retention issues during transitional periods. Restructuring and realignment can require a significant amount of time and focus, which may divert attention from operating and growing our business. For more information about our 2023 Restructuring Plan and 2024 Realignment Plan, see Note 12 to our condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.
We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, finance, creative, and sales and marketing personnel. Moreover, we believe that our future success is highly dependent on the contributions of our executive officers. All of our officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our software solutions and harm the market’s perception of us. The workforce reductions we implemented as part of our 2023 Restructuring Plan and 2024 Realignment Plan may also adversely impact our ability to attract, integrate, retain, and motivate highly qualified employees, and may harm our reputation with current or prospective employees. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing sales, operational, and managerial requirements, or may be required to pay increased compensation in order to do so. Furthermore, although we believe a remote-first work model will help us attract and retain talent across a broad geographic base, a remote work environment could, among other things, negatively impact company culture, employee morale, and productivity, inhibit our ability to hire and train new employees, and impede our ability to support customers at the levels they expect. If we are unable to attract and retain the qualified personnel we need to succeed, our business will suffer.
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
Our indirect, wholly-owned subsidiary, Professional Credit Reporting, Inc., functions as a consumer reporting agency and, as a result, is subject to rules and regulations applicable to consumer reporting agencies, such as the Fair Credit Reporting Act, or FCRA. In addition, with our acquisition of the assets of TazWorks and MeridianLink Wholesale Data, LLC, doing business as Trade House Data, we may have additional exposure to FCRA as a wholesale data furnisher of certain background screening pointer data. Other than these exposures to FCRA, we have adopted the position that we are not otherwise subject directly to the FCRA in our position as a technology provider to financial institutions and CRAs. The scope of the FCRA is currently under regulatory review and may be challenged by regulatory authorities or others, however, which could result in regulatory investigations and other proceedings, claims, and other liability, and which could require us to redesign our solutions and otherwise substantially modify our operations, processes, and solutions. This could require dedication of substantial funds and other resources, and time of management and technical personnel, which could be highly disruptive to our operations. This could adversely affect our business and results of operations. The CRA industry is facing aggressive litigation efforts from plaintiffs’ attorneys against CRAs requiring substantial resources from us in response to subpoenas and additional technical software reporting requests, and, more recently, direct claims against us. While we maintain that we are not a CRA, these efforts could affect us more significantly if additional customers are impacted, as MeridianLink is brought into such claims, or if MeridianLink is otherwise implicated in such litigation.
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
We have been in the past and may be, at any point, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by current or former employees. In other instances, our customers become involved in litigation where we are required to provide information pursuant to a court order, subpoena, or customer request or where we may be named as co-defendants. From time to time, we also may initiate litigation to enforce our rights, including with respect to payments that we are owed. Litigation could result in reputational damage and substantial costs and may divert management’s attention and resources, any of which may adversely impact our business, overall financial condition, and results of operations and affect the value of our common stock. While we maintain insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. We are not currently aware of any material pending or threatened litigation against us but can make no assurances the same will continue to be true in the future. During the three months ended June 30, 2024, we recorded estimated settlement charges amounting to $1.5 million related to the expected settlements of class action litigation claims. There were no such costs incurred or recorded in any of the other periods presented.
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
We have a significant amount of goodwill and other intangibles. Our goodwill and other intangible asset balances as of June 30, 2024, were approximately $610.1 million and $226.5 million, respectively. We test goodwill at least annually, as of October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. Testing involves estimates and judgments by management. Such assets are considered to be impaired when the carrying value of an intangible asset exceeds its estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. While no impairment has been recorded in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, any future impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.
We recognize deferred tax assets when it is considered more likely than not that the tax benefit will be realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. After analyzing all available evidence, we have determined that it is more likely that we would not be able to utilize all of our deferred tax assets prior to the expiration of such assets and therefore we have recorded a partial valuation allowance on our deferred tax assets as of December 31, 2023, and June 30, 2024. Our valuation allowance was $33.2 million and $29.4 million as of June 30, 2024 and December 31, 2023, respectively. The amount of the deferred tax asset considered realizable, and therefore the amount of the valuation allowance recorded against our deferred tax assets, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
Our ability to use our net operating loss carryforwards and other tax attributes may be limited.
We may be unable to fully use our net operating loss (“NOL”) carryforwards, if at all. Under Section 382 and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined under Section 382 and applicable U.S. Treasury regulations as a greater than 50% change, by value, in its equity ownership over a rolling three-year period, the corporation's ability to use its pre-change NOLs and other applicable pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. We completed an analysis under Section 382 through March 31, 2024, confirming no ownership changes have occurred since our initial public offering in 2021, including a preliminary analysis that accounted for the Secondary Offering completed in the three months ended March 31, 2024. If the Company undergoes an ownership change and if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the U.S. state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Subject to applicable reporting requirement exemptions we take advantage of as an emerging growth company, we are required to comply with the SEC rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to prevent or detect misstatements in the financial statements. We are also required to report any material weaknesses in the design or operating effectiveness of our internal controls. A material weakness is a significant deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
In connection with the preparation and audit of our financial statements for the year ended December 31, 2023, our management has identified multiple control deficiencies that aggregate to a material weakness in our internal controls over financial reporting related to the design and operating effectiveness of controls over revenue as of December 31, 2023. This was primarily caused by insufficient controls over the set-up of customer contracts for billing and maintaining complete contract support that were not designed or operating effectively. We can confirm that there has been no restatement of prior period financial statements and no change to our previously released financial results as a result of the identified material weakness.
During the quarter ended March 31, 2024, we began our remediation of the material weakness noted above by designing new procedures and controls over the set-up and review of our customer contracts, new forms of staff training programs, and continued our system implementation efforts. During the second quarter of 2024, we continued our design and implementation of new processes and controls over the set-up and review of our customer contracts and contract maintenance, conducting training with process owners, and continued our system implementation efforts. During the third quarter of 2024, we plan to continue our efforts on the design and implementation of new controls over our customer set up and review of customer contracts and data management, process owner training, and begin effectiveness testing of our existing and redesigned controls. We will not be able to fully remediate the material weakness until our remediation efforts have been completed and the controls have been operating effectively for a sufficient period of time.
While we believe that the measures described above will contribute to the remediation of the material weakness we have identified, we cannot, however, provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. We are committed to continuing to improve our internal control processes and will continue to review, optimize, and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify certain of the remediation measures described above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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
Despite these remediation efforts, we cannot at this time estimate how long it will take to complete the remediation processes over the impacted revenue controls, nor can we assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in internal control over financial reporting or that it will prevent or avoid potential future material weaknesses.
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
As of August 1, 2024, Thoma Bravo and its related entities beneficially own, in the aggregate, approximately 46.9% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
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
In May 2022, our board of directors approved a stock repurchase program under which we are authorized to purchase up to $75.0 million of our common stock from time to time, of which there was a total of $10.5 million remaining for repurchase under the stock repurchase program as of December 31, 2023. In January 2024, our board of directors approved an additional stock repurchase program under which we are authorized to purchase up to $125.0 million of our common stock. In February 2024, we completed an underwritten secondary offering for the sale of 6,906,015 shares of common stock by certain of our existing stockholders, at an offering price of $19.00 per share, or the Secondary Offering, during which we used approximately $44.4 million (including excise taxes) of our stock repurchase program for the stock repurchase in connection with the Secondary Offering. During the three months ended June 30, 2024, we utilized an additional $29.9 million of our stock repurchase program authorization. Our repurchase programs do not have an expiration date and do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. Further, our stock repurchases could affect our stock trading prices, increase their volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock. Additionally, we do not anticipate that the impacts of the IRA’s excise tax on our stock repurchase programs, or the final regulations to be issued by the United States Department of the Treasury concerning the excise tax, will have a material impact on our results of operations.
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
•the removal of directors only for cause and subject to the affirmative vote of holders of at least 66 2/3% of our voting power;
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
The following table summarizes the stock repurchase activity for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands) (1)
April 1 to April 30, 2024	235,072	17.43	6,542,460	86,982
May 1 to May 31, 2024	564,935	17.95	7,107,395	76,839
June 1 to June 30, 2024	753,887	20.62	7,861,282	61,292
Total	1,553,894
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Exhibit Index

Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Registrant.	10-Q	3.1	September 7, 2021

3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant.	—	—	Filed herewith

3.3	Bylaws of the Registrant.	S-1	3.3	April 30, 2021

4.1	Specimen Common Stock Certificate.	S-1	4.1	April 30, 2021

4.2	Registration Rights Agreement, dated May 31, 2018, by and among the Registrant and certain of its shareholders.	S-1	4.2	April 30, 2021

4.3	Amendment No. 1 to Registration Rights Agreement, dated as of December 28, 2023, by and among the Registrant and certain of its stockholders.	S-3	4.2	December 28, 2023

10.1	Refinancing Amendment and First Amendment to Credit Agreement, dated as of May 15, 2024, by and among the Registrant, ML California Sub, Inc, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A,	8-K	10.1	May 15, 2024

31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	Filed herewith
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

MERIDIANLINK, INC.

Dated: August 8, 2024	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2024	By:	/s/ Laurence E. Katz
	Name:	Laurence E. Katz
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)