Form 10-Q
period 2024-09-30
MeridianLink, Inc.
filed 2024-11-07
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of October 31, 2024, there were 75,525,228 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I
Item 1. Financial Statements
MERIDIANLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$82,266	$80,441
Accounts receivable, net	38,868	32,412
Prepaid expenses and other current assets	12,309	11,574
Total current assets	133,443	124,427
Property and equipment, net	2,362	3,337
Right of use assets, net	639	1,140
Intangible assets, net	214,125	251,060
Goodwill	610,063	610,063
Other assets	7,311	6,224
Total assets	$967,943	$996,251

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,165	$4,405
Accrued liabilities	31,914	30,673
Deferred revenue	29,767	17,224
Current portion of debt, net of debt issuance costs	3,773	3,542
Total current liabilities	71,619	55,844
Debt, net of debt issuance costs	466,137	420,004
Deferred tax liabilities, net	11,369	10,823
Long-term deferred revenue	160	792
Other long-term liabilities	336	541
Total liabilities	549,621	488,004
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 75,107,642 and 78,447,701 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	126	129
Additional paid-in capital	692,285	654,634
Accumulated deficit	(274,089)	(146,516)
Total stockholders’ equity	418,322	508,247
Total liabilities and stockholders’ equity	$967,943	$996,251
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net	$80,369	$76,488	$236,861	$229,038
Cost of revenues:
Subscription and services	22,790	22,488	67,507	69,973
Amortization of developed technology	4,860	4,524	14,392	13,488
Total cost of revenues	27,650	27,012	81,899	83,461
Gross profit	52,719	49,476	154,962	145,577
Operating expenses:
General and administrative	29,649	23,218	84,065	70,182
Research and development	10,019	11,248	29,409	36,814
Sales and marketing	10,492	9,441	32,495	26,212
Restructuring related costs	—	—	4,179	3,621
Total operating expenses	50,160	43,907	150,148	136,829
Operating income	2,559	5,569	4,814	8,748
Other (income) expense, net:
Interest and other income	(1,371)	(1,342)	(3,963)	(2,596)
Interest expense	10,165	9,780	29,544	28,127
Total other expense, net	8,794	8,438	25,581	25,531
Loss before income taxes	(6,235)	(2,869)	(20,767)	(16,783)
Provision for (benefit from) income taxes	816	(800)	1,260	(3,818)
Net loss	$(7,051)	$(2,069)	$(22,027)	$(12,965)

Net loss per share:
Basic	$(0.09)	$(0.03)	$(0.29)	$(0.16)
Diluted	$(0.09)	$(0.03)	$(0.29)	$(0.16)
Weighted average common stock outstanding:
Basic	75,631,670	81,073,915	76,495,022	80,883,310
Diluted	75,631,670	81,073,915	76,495,022	80,883,310
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	78,447,701	$129	$654,634	$(146,516)	$508,247
Vesting of restricted stock units (“RSUs”)	261,847	—	—	—	—
Issuance of common stock due to exercise of stock options	26,856	—	191	—	191
Shares withheld related to net share settlement of RSUs	8,440	—	(294)	—	(294)
Repurchases of common stock	(2,406,015)	(2)	—	(44,375)	(44,377)
Share-based compensation expense	—	—	7,872	—	7,872
Net loss	—	—	—	(5,306)	(5,306)
Balance at March 31, 2024	76,338,829	$127	$662,403	$(196,197)	$466,333
Vesting of RSUs	924,333	1	—	—	1
Issuance of common stock due to exercise of stock options	86,350	—	531	—	531
Issuance of common stock through employee stock purchase plan	69,899	—	944	—	944
Shares withheld related to net share settlement of RSUs	(91,589)	—	(1,382)	—	(1,382)
Repurchases of common stock	(1,553,894)	(2)	—	(29,914)	(29,916)
Share-based compensation expense	—	—	12,695	—	12,695
Net loss	—	—	—	(9,670)	(9,670)
Balance at June 30, 2024	75,773,928	$126	$675,191	$(235,781)	$439,536
Vesting of RSUs	529,912	1	—	—	1
Issuance of common stock due to exercise of stock options	230,535	—	4,006	—	4,006
Shares withheld related to net share settlement of RSUs	(57,729)	—	(1,234)	—	(1,234)
Repurchases of common stock	(1,369,004)	(1)	—	(31,257)	(31,258)
Share-based compensation expense	—	—	14,322	—	14,322
Net loss	—	—	—	(7,051)	(7,051)
Balance at September 30, 2024	75,107,642	$126	$692,285	$(274,089)	$418,322

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	80,644,452	$128	$621,396	$(42,433)	$579,091
Vesting of restricted stock awards	59,558	4	—	—	4
Vesting of RSUs	65,770	—	—	—	—
Issuance of common stock due to exercise of stock options	97,412	—	594	—	594
Shares withheld related to net share settlement of RSUs	(1,769)	—	(24)	—	(24)
Repurchases of common stock	(228,529)	—	—	(3,499)	(3,499)
Share-based compensation expense	—	—	4,939	—	4,939
Net loss	—	—	—	(5,666)	(5,666)
Balance at March 31, 2023	80,636,894	$132	$626,905	$(51,598)	$575,439
Vesting of restricted stock awards	3,497	—	—	—	—
Vesting of RSUs	575,623	—	—	—	—
Issuance of common stock due to exercise of stock options	51,105	—	431	—	431
Issuance of common stock through employee stock purchase plan	61,759	—	793	—	793
Shares withheld related to net share settlement of RSUs	(53,240)	—	(1,026)	—	(1,026)
Repurchases of common stock	(107,978)	—	—	(1,646)	(1,646)
Share-based compensation expense	—	—	9,090	—	9,090
Net loss	—	—	—	(5,230)	(5,230)
Balance at June 30, 2023	81,167,660	$132	$636,193	$(58,474)	$577,851
Vesting of RSUs	222,316	—	—	—	—
Issuance of common stock due to exercise of stock options	99,914	—	608	—	608
Shares withheld related to net share settlement of RSUs	(16,969)	—	(353)	—	(353)
Repurchases of common stock	(1,845,708)	(2)	—	(30,675)	(30,677)
Share-based compensation expense	—	—	8,406	—	8,406
Net loss	—	—	—	(2,069)	(2,069)
Balance at September 30, 2023	79,627,213	$130	$644,854	$(91,218)	$553,766
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(22,027)	$(12,965)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,689	43,388
Provision for expected credit losses	604	627
Amortization of debt issuance costs	747	897
Share-based compensation expense	34,683	22,216
Deferred income taxes	546	(4,507)
Loss on disposal of property and equipment	90	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,060)	(1,726)
Prepaid expenses and other assets	(1,896)	(4,595)
Accounts payable	1,758	3,632
Accrued liabilities	944	(782)
Deferred revenue	11,911	9,301
Net cash provided by operating activities	63,989	55,486
Cash flows from investing activities:
Capitalized software additions	(5,483)	(7,004)
Purchases of property and equipment	(213)	(347)
Return of escrow deposit	—	30,000
Funds received in connection with former business combination	—	1,219
Acquisition, net of cash acquired – Beanstalk Networks LLC	—	326
Net cash (used in) provided by investing activities	(5,696)	24,194
Cash flows from financing activities:
Repurchases of common stock	(104,847)	(35,660)
Proceeds from exercise of stock options	4,728	1,633
Proceeds from employee stock purchase plan	944	793
Taxes paid related to net share settlement of restricted stock units	(2,910)	(1,403)
Principal payments of debt	(3,468)	(3,263)
Proceeds from debt	50,000	—
Payments of debt issuance costs	(840)	—
Payments of deferred offering costs	(75)	—
Net cash used in financing activities	(56,468)	(37,900)
Net increase in cash and cash equivalents	1,825	41,780
Cash and cash equivalents, beginning of period	80,441	55,780
Cash and cash equivalents, end of period	$82,266	$97,560

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$28,988	$27,498
Cash paid for income taxes	455	2,610
Non-cash investing and financing activities:
Shares withheld with respect to net settlement of restricted stock units	2,910	1,403
Purchase price allocation adjustment for Beanstalk Networks LLC acquisition	—	757
Excise taxes payable included in repurchases of common stock	704	162
Share-based compensation expense included in capitalized software additions	206	219
Purchase price allocation adjustment related to income tax effects for StreetShares acquisition	—	245
Purchases of property and equipment included in accounts payable and accrued liabilities	46	611
Vesting of restricted stock awards and restricted stock units	2	4
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
The interim condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2024, its condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2024 and 2023 and as of September 30, 2024, are also unaudited. The condensed consolidated balance sheet as of December 31, 2023, included herein, and financial information as of December 31, 2023, disclosed in the notes to the condensed consolidated financial statements was derived from the audited consolidated financial statements as of that date.
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 3 – Revenue Recognition
Disaggregation of Revenue
The following table disaggregates the Company’s net revenues by solution type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lending Software Solutions	$63,005	$58,949	$185,552	$172,728
Data Verification Software Solutions	17,364	17,539	51,309	56,310
Total	$80,369	$76,488	$236,861	$229,038
The following table disaggregates the Company’s net revenues by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Subscription fees	$67,344	$64,613	$199,202	$194,788
Professional services	10,146	8,706	28,715	26,143
Other	2,879	3,169	8,944	8,107
Total	$80,369	$76,488	$236,861	$229,038
Contract Balances
The following table presents amounts related to customer contract-related arrangements, which are included on the condensed consolidated balance sheets as follows (in thousands):

	As of September 30,	As of January 1,	As of September 30,	As of January 1,
	2024	2024	2023	2023
Accounts receivable, net	$36,893	$30,314	$31,751	$29,010
Unbilled receivables	1,975	2,098	2,245	3,895
Accounts receivable, net	$38,868	$32,412	$33,996	$32,905

Deferred revenue, current	$29,767	$17,224	$26,694	$16,945
Long-term deferred revenue	$160	$792	$692	$1,141
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
Deferred Revenue
The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue. Significant changes in our deferred revenue balances during the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

	As of September 30,
	2024	2023
Deferred revenue, beginning balance	$18,016	$18,086
Billing of transaction consideration	248,772	238,338
Revenue recognized	(236,861)	(229,038)
Deferred revenue, ending balance	$29,927	$27,386
Deferred revenue, current	$29,767	$26,694
Long-term deferred revenue	160	692
Total deferred revenue	$29,927	$27,386
Accounts Receivable and Allowance for Credit Losses
A rollforward of the Company’s allowance for expected credit losses balance for the nine months ended September 30, 2024, and 2023, is as follows (in thousands):

	As of September 30,
	2024	2023
Allowance for expected credit losses, beginning balance	$514	$165
Provision for expected credit losses	604	627
Write offs, net	(456)	(375)
Allowance for expected credit losses, ending balance	$662	$417
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

	As of September 30,
	2024	2023
Beginning balance	$8,018	$6,539
Additions	3,927	3,570
Amortization	(3,011)	(2,423)
Ending balance	$8,934	$7,686
Contract cost assets, current	$4,111	$3,642
Contract cost assets, noncurrent	4,823	4,044
Total contract cost assets	$8,934	$7,686
There was no impairment of contract cost assets during the three and nine months ended September 30, 2024, and 2023.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 4 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Prepaid expenses	$7,422	$5,762
Contract cost assets, current	4,111	3,782
Income tax receivable	322	961
Other	454	1,069
Total prepaid expenses and other current assets	$12,309	$11,574
Cloud Computing Arrangements
Current costs for capitalized deferred implementation costs are included in prepaid expenses and other current assets, and non-current costs are included in other assets on the accompanying condensed consolidated balance sheets. Capitalized deferred implementation costs for cloud computing arrangements consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Capitalized deferred implementation costs	$2,299	$1,779
Accumulated amortization	(280)	(208)
Capitalized deferred implementation costs, net	$2,019	$1,571
Amortization expense for capitalized deferred implementation costs was immaterial for the three and nine months ended September 30, 2024, and 2023.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Computer equipment and software	$8,055	$8,794
Leasehold improvements	2,424	2,732
Office equipment and furniture	990	990
Total	11,469	12,516
Accumulated depreciation	(9,107)	(9,179)
Property and equipment, net	$2,362	$3,337
Depreciation expense amounted to $0.3 million, and $0.5 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense amounted to $1.1 million, and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of September 30, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(192,125)	$151,175
Developed technology	96,400	(60,457)	35,943
Trademarks	24,975	(14,660)	10,315
Non-competition agreements	5,500	(2,478)	3,022
Capitalized software	34,686	(21,016)	13,670
Total intangible assets, net	$504,861	$(290,736)	$214,125

	As of December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(166,485)	$176,815
Developed technology	96,400	(52,039)	44,361
Trademarks	24,975	(12,803)	12,172
Non-competition agreements	5,500	(1,743)	3,757
Capitalized software	28,997	(15,042)	13,955
Total intangible assets, net	$499,172	$(248,112)	$251,060
For the three months ended September 30, 2024 and 2023, the Company capitalized $1.9 million and $2.5 million, respectively, related to internally developed software. For the nine months ended September 30, 2024 and 2023, the Company capitalized $5.7 million and $7.2 million, respectively, related to internally developed software costs.
The weighted average remaining useful lives for intangible assets as of September 30, 2024, were as follows:

Weighted Average Remaining Useful Life (in years)
Customer relationships	5
Developed technology	6
Trademarks	4
Non-competition agreements	3
Capitalized software	2
Amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$4,860	$4,524	$14,392	$13,488
General and administrative expense	9,407	9,419	28,232	28,420
Total amortization expense	$14,267	$13,943	$42,624	$41,908

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The estimated future amortization of intangible assets as of September 30, 2024, was as follows (in thousands):

Years ending December 31,
2024 (remaining three months)	$14,270
2025	51,948
2026	46,133
2027	42,997
2028	24,911
Thereafter	33,866
Total amortization expense	$214,125
No impairment of long-lived assets was recorded during the three and nine months ended September 30, 2024 or 2023.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Accrued payroll and payroll-related expenses	$8,717	$9,501
Accrued operating costs	5,624	3,655
Accrued bonuses	6,006	6,424
Sales tax liabilities from acquisitions	3,383	3,383
Accrued costs of revenues	3,139	2,003
Customer deposits	760	1,302
Excise taxes payable	1,082	379
Operating lease liabilities – current	422	773
Other sales tax liabilities	504	404
User conference accrual	47	1,073
Other accrued liabilities	2,230	1,776
Total accrued liabilities	$31,914	$30,673
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
During the nine months ended September 30, 2024, the Company incurred estimated settlement charges amounting to $1.5 million related to the expected settlements of class action litigation claims. These matters became probable and estimable during the three months ended June 30, 2024, which is the same period that settlements regarding these matters were proposed. In July 2024, settlement was finalized and paid for one of the claims equal to the amount that was accrued as of June 30, 2024. As of September 30, 2024, the Company does not anticipate that final payment of the remaining estimated claim will be materially different from the estimate accrued.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Other Contractual Commitments
The Company’s contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription arrangements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of September 30, 2024, are as follows (in thousands):

Contractual Commitments
Years ending December 31,
2024 (remaining three months)	$1,095
2025	4,831
2026	4,716
2027	3,141
Thereafter	—
Total	$13,783
Note 6 – Debt
Debt consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
2021 Term Loan	$473,919	$427,388
Debt issuance costs	(4,009)	(3,842)
Total debt, net	469,910	423,546
Less: Current portion of debt
2021 Term Loan	4,763	4,350
Debt issuance costs	(990)	(808)
Total current portion of debt, net	3,773	3,542
Total non-current portion of debt, net	$466,137	$420,004
Amortization of debt issuance costs was $0.3 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2024, and 2023, respectively.
Total interest expense, excluding amortization of debt issuance costs, was $9.9 million and $9.6 million for the three months ended September 30, 2024 and 2023, respectively, and $28.8 million and $27.4 million for the nine months ended September 30, 2024 and 2023, respectively.
2021 Credit Agreement
The credit agreement dated as of November 10, 2021, as amended (the “2021 Credit Agreement”), provides for a term loan facility (the “2021 Term Loan”) with an aggregate principal amount of $476.3 million and a revolving credit facility (the “2021 Revolving Credit Facility”) in an aggregate principal amount of $50.0 million, inclusive of a $10.0 million letter of credit sub-facility. The 2021 Term Loan and 2021 Revolving Credit Facility mature on November 10, 2028, and November 10, 2026, respectively. The Company has not drawn on the 2021 Revolving Credit Facility as of September 30, 2024.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
During the second quarter of 2023, the Company entered into a conforming changes amendment to the 2021 Credit Agreement that established the Secure Overnight Financing Rate (“SOFR”) as the benchmark rate used in the definition of the Eurocurrency Rate for its 2021 Term Loan and 2021 Revolving Credit Facility. Under the terms of the conforming changes amendment, SOFR will be used as the benchmark rate for interest periods beginning on or after June 30, 2023. The interest rate under the conforming changes amendment was equal to SOFR plus 3.00% initial margin and 0.26% spread adjustment. In connection with the amendment, the Company incurred $0.1 million of financing fees that was expensed during the nine months ended September 30, 2023.
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
The 2021 Credit Agreement contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require the Company to satisfy a financial covenant, and restricts or limits the ability of the Company to grant or incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales, and declare dividends on its capital stock, subject in each case to certain customary exceptions. A failure to comply with covenants could permit the lenders to declare the 2021 Term Loan, and any then outstanding borrowings on the 2021 Revolving Credit Facility, together with accrued interest and fees thereon, to be immediately due and payable. The Company was in compliance with all financial covenants of the 2021 Credit Agreement at September 30, 2024.
2021 Term Loan
Borrowings under the 2021 Term Loan bear interest at a variable rate, elected by the Company, equal to the Base Rate (as defined in the 2021 Credit Agreement) or Term SOFR (as defined in the 2021 Credit Agreement), plus, an initial margin based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined by the 2021 Credit Agreement), which was 2.75% at September 30, 2024. The Company is required to make quarterly principal payments equal to 0.25% of the principal, with the remainder due at maturity.
In connection with the Amendment, debt issuance costs of $4.4 million were included as a reduction of the debt balance on the condensed consolidated balance sheets and are amortized into interest expense over the contractual life of the loans using the effective interest method. Included in the debt issuance costs were $0.8 million incurred in connection with the Amendment, and $3.6 million carried forward from the Company’s original 2021 Term Loan. The Company recognized $0.3 million and $0.2 million of amortization of debt issuance costs for the 2021 Term Loan during the three months ended September 30, 2024 and 2023, respectively, and $0.7 million and $0.8 million during the nine months ended September 30, 2024 and 2023, respectively.
The effective interest rate on the 2021 Term Loan was 7.7% as of September 30, 2024.

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
In connection with the 2021 Revolving Credit Facility, the Company incurred $0.5 million in debt issuance costs. Expenses associated with the issuance of the revolving credit facility are presented in the accompanying condensed consolidated balance sheets in prepaid expenses and other current assets and other assets, and are amortized to interest expense over the life of the 2021 Revolving Credit Facility using the straight-line method. The remaining unamortized debt issuance costs were $0.2 million and $0.3 million as of September 30, 2024, and December 31, 2023, respectively.
The 2021 Revolving Credit Facility also requires a quarterly commitment fee based on the Company’s consolidated first lien net leverage ratio. As of September 30, 2024, the applicable rate was 0.5%, which was applied against the $50.0 million unused revolving credit facility balance.
Future Principal Payments
Future principal payments of debt as of September 30, 2024, were as follows (in thousands):

Years ending December 31,
2024 (remaining three months)	$1,191
2025	4,763
2026	4,763
2027	4,763
2028	458,439
Total	$473,919
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
Approximately $44.4 million (including excise taxes) of the 2024 Stock Repurchase Program was used for the stock repurchase in connection with the February Secondary Offering (defined below).
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Secondary Offerings by Selling Stockholders and Related Common Stock Repurchase
On September 30, 2024, the Company completed an underwritten secondary offering for the sale of 6,000,000 shares of common stock by certain funds managed by Thoma Bravo, L.P., at an offering price of $21.05 per share, (the “September Secondary Offering.”) In connection with the September Secondary Offering, the selling stockholders granted the underwriter a 30-day option to purchase up to an additional 900,000 shares of common stock from the selling stockholders at the offering price of $21.05 per share. The underwriter partially exercised its option to purchase an additional 650,000 shares of common stock on October 18, 2024, and the remaining portion of the option expired unexercised on October 26, 2024. The Company did not receive any proceeds from the sale of its common stock by the selling stockholders in the September Secondary Offering. During the three months ended September 30, 2024, the Company incurred costs of $0.7 million in connection with the September Secondary Offering. These costs are included within general and administrative expenses on the Company’s condensed consolidated statements of operations.
On February 9, 2024, the Company completed an underwritten secondary offering for the sale of 6,906,015 shares of common stock by certain of its existing stockholders, at an offering price of $19.00 per share (the “February Secondary Offering”). The selling stockholders also granted the underwriters a 30-day option to purchase up to an additional 675,000 shares of common stock from the selling stockholders at the public offering price, less underwriting discounts and commissions. The underwriters did not exercise their option to purchase any additional shares before the expiration of the 30-day window. The Company did not receive any proceeds from the sale of its common stock by the selling stockholders in the February Secondary Offering. During the nine months ended September 30, 2024, the Company incurred costs of $1.4 million in connection with the February Secondary Offering. These costs are included within general and administrative expenses on the Company’s condensed consolidated statements of operations.
The September and February Secondary Offerings were made pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-276336), which was filed with the Securities and Exchange Commission on December 29, 2023 and became effective on January 8, 2024.
On February 9, 2024, in connection with the February Secondary Offering and pursuant to the 2024 Repurchase Program, the Company purchased 2,406,015 shares of its common stock from the underwriters at a price per share equal to $18.2875, which is equal to the per share price at which the underwriters purchased the shares from the selling stockholders in the February Secondary Offering, resulting in an aggregate purchase price of approximately $44.4 million (including excise taxes).
Stock Repurchase Activity
A summary of repurchased share activity during the three and nine months ended September 30, 2024 and 2023, is as follows (in thousands except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total number of shares repurchased	1,369,004	1,845,708	2,922,898	2,182,215
Total cost of shares repurchased, including commissions, fees, and excise taxes	$31,258	$30,677	$105,551	$35,822
As of September 30, 2024, there was a total of $29.5 million remaining for repurchase under the Company’s stock repurchase programs.

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
Stock Options
A summary of stock option activity during the nine months ended September 30, 2024, is as follows (in thousands, except options, price per option, and term amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2024	3,976,372	$12.53	6.68	$49,670
Granted	—	—
Exercised	(343,742)	13.76
Forfeited	(252,160)	20.30
Outstanding – September 30, 2024	3,380,470	$11.82	5.52	$33,580
Vested and expected to vest in the future at September 30, 2024	3,380,470	11.82	5.52	33,580
Exercisable at September 30, 2024	3,029,080	$10.76	5.33	$32,877
The total fair value of options that vested during the three months ended September 30, 2024 and 2023 was $1.1 million and $1.4 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $3.5 million and $5.1 million, respectively.
The total intrinsic value of options exercised during the three months ended September 30, 2024 and 2023 was $1.2 million and $1.5 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $2.8 million and $2.9 million, respectively.
Share-based compensation expense related to time-based and performance-based stock options for the three months ended September 30, 2024 and 2023 was $0.8 million and $1.3 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $3.1 million and $4.1 million, respectively. During the three months ended September 30, 2024, the performance-based stock options were forfeited and none remain outstanding as of September 30, 2024.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
As of September 30, 2024, there was $3.1 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.2 years.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity during the nine months ended September 30, 2024, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2024	4,919,744	$17.19
Granted	4,863,095	19.47
Vested	(1,716,092)	17.49
Forfeited	(995,579)	17.32
Non-vested – September 30, 2024	7,071,168	18.67
Each RSU represents the right to receive one share of the Company’s common stock upon vesting and settlement. As of September 30, 2024, 7,071,168 RSUs are expected to vest. Share-based compensation expense related to RSUs for the three months ended September 30, 2024 and 2023 was $10.9 million and $7.0 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $28.9 million and $17.8 million, respectively.
As of September 30, 2024, there was $118.8 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.89 years.
In August 2024, the Company granted 296,544 performance-based restricted stock units (“PSUs”) under the 2021 plan, which have a requisite service period through December 31, 2024. The fair value of the PSUs on the grant date was $6.6 million. Each PSU shall relate to one share of common stock upon vesting and settlement. The number of shares that may be earned is based on achievement of certain financial targets related to the Company’s fiscal year ending December 31, 2024, and such shares will vest only upon board-level confirmation of achievement. The PSUs are subject to forfeiture if the grantee’s employment terminates prior to the completion of the requite service period, or if the performance measures are not met as of December 31, 2024. The fair value of the share-based compensation for the PSUs was measured based on the closing share price of the Company’s common stock at the date of grant. Share-based compensation is recognized ratably over the period between the grant date and December 31, 2024, so long as the performance measures are probable of being achieved.
The Company recognized $2.5 million in share-based compensation expense related to PSUs during both the three and nine months ended September 30, 2024, as the performance measures were probable of being achieved during the relevant periods, and therefore were included in share-based compensation expense for such periods.
As of September 30, 2024 there was $4.1 million of unrecognized share-based compensation expenses related to PSUs, which is expected to be recognized over a period of 0.25 years.
Employee Stock Purchase Program
As of September 30, 2024, the Company has issued 69,899 shares of common stock pursuant to the 2021 Employee Stock Purchase Plan under its employee stock purchase program (“ESPP”). As of September 30, 2024, there was $0.1 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period.
Share-based compensation expense related to the ESPP for the three months ended September 30, 2024 and 2023 was $0.2 million and $0.2 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $0.5 million and $0.5 million, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Share-Based Compensation
Share-based compensation for share-based awards granted to participants has been recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$1,252	$910	$3,397	$2,919
General and administrative	8,502	4,443	19,687	11,938
Research and development (1)	2,630	1,709	6,663	5,368
Sales and marketing	1,870	1,260	4,943	2,654
Restructuring related costs (2)	—	—	(7)	(663)
Total share-based compensation expense	$14,254	$8,322	$34,683	$22,216
______________
(1)Net of $0.1 million, and $0.1 million additions to capitalized software on the Company’s condensed consolidated balance sheets during the three months ended September 30, 2024 and 2023, respectively, and $0.2 million and $0.2 million during the nine months ended September 30, 2024 and 2023, respectively.
(2)Relates to unvested stock compensation that was forfeited or accelerated as part of the 2024 Realignment Plan and 2023 Restructuring Plan. See Note 12, “Restructuring.”
Note 9 – Income Taxes
In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. However, there is an exception to the use of this method when a reliable estimate of its ordinary income (loss) or related tax (benefit) for the year cannot be determined. In that case, an entity may report the actual tax or benefit applicable when annual income cannot be estimated, as a discrete item in the interim period. This exception was used in determining the tax provision for the three and nine months ended September 30, 2024.
Using the discrete method for the current year, and the annual effective tax rate method for the prior year, the Company’s provision for income taxes reflected an effective tax rate of (13.1)% and 27.9% for the three months ended September 30, 2024 and 2023, respectively, and (6.1)% and 22.7% for the nine months ended September 30, 2024 and 2023, respectively.
During the three and nine months ended September 30, 2024, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to research and development credits, state income taxes, and permanent favorable differences related to share-based compensation expense; partially offset by certain employee remuneration under section 162(m) of the Internal Revenue Code, other expected permanent differences, and changes in the valuation allowance.
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
The Company regularly assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” realization standard. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the past and current trend in volatility in the Company’s business operating environment, which has impacted the Company’s current ability and expectation to generate sufficient future taxable income to fully realize its deferred tax assets, the Company continues to maintain that it is more likely that it would not be able to utilize all of the deferred tax assets as of September 30, 2024, and December 31, 2023, and, therefore, has a partial valuation allowance against its deferred tax assets. The Company’s valuation allowance was $34.6 million and $29.4 million as of September 30, 2024, and December 31, 2023, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The Company has gross unrecognized tax benefits with respect to research and development credits of $4.0 million as of September 30, 2024, and $3.5 million as of December 31, 2023. The Company has recorded an immaterial amount of penalties and interest to income tax expense as the credits have started to be utilized in certain jurisdictions, however almost all credits have no penalties or interest recorded as the credits have not yet been fully utilized.
Note 10 – Related Party Transactions
In the course of its business operations, the Company maintains agreements for services from companies in which certain investment funds advised by a significant stockholder hold an investment. These services primarily relate to vehicle lookup data through an API integrated with many of the Company's products and costs related to financial and business planning software, among others. These costs are recorded as cost of sales or operating expenses on the Company’s condensed consolidated statements of operations, depending on the nature of the agreement or transactions. The Company also has compensation agreements with its directors and officers, which are recorded as general and administrative expenses on the Company’s condensed consolidated statements of operations. Costs and revenue associated with these agreements and transactions are considered to be related party transactions.
The following table presents the impact of related party transactions on the Company’s consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$456	$416	$1,321	$1,183
General and administrative	(76)	154	670	556
Research and development	27	57	79	284
Sales and marketing	—	—	—	1
Total related party expenses	$407	$627	$2,070	$2,024
The following table presents the impact of related party transactions on the Company’s condensed consolidated balance sheets (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Prepaid expenses and other current assets	$105	$38
Total current assets	$105	$38

Accounts payable	$312	$110
Accrued liabilities	323	243
Total current liabilities	$635	$353
Under the terms of these related-party transactions, all amounts incurred and recognized are expected to be settled within one year from the date of the accompanying consolidated balance sheets.
During the three months ended September 30, 2023, the Company entered into a privately-negotiated transaction with a stockholder to repurchase 1,525,027 shares of the Company’s common stock at a price per share of $16.43, for an aggregate purchase price of approximately $25.0 million. This represented a 5% discount on the Company’s 7-day moving average price on September 7, 2023. The repurchase settled on September 11, 2023, and was completed pursuant to the Company’s previously announced stock repurchase program authorized in May 2022. There were no similar related party transactions during the three or nine months ended September 30, 2024.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 11 – Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted net loss per share
Numerator:
Net loss attributable to common stockholders	$(7,051)	$(2,069)	$(22,027)	$(12,965)
Denominator:
Weighted average common stock outstanding:
Basic	75,631,670	81,073,915	76,495,022	80,883,310
Diluted	75,631,670	81,073,915	76,495,022	80,883,310
Net loss per share:
Basic	$(0.09)	$(0.03)	$(0.29)	$(0.16)
Diluted	$(0.09)	$(0.03)	$(0.29)	$(0.16)
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average shares outstanding for basic loss per share	75,631,670	81,073,915	76,495,022	80,883,310
Effect of dilutive securities:
Options outstanding, unexercised	—	—	—	—
RSUs unvested	—	—	—	—
PSUs unvested	—	—	—	—
Purchase rights committed under the ESPP	—	—	—	—
Weighted average shares outstanding for diluted loss per share	75,631,670	81,073,915	76,495,022	80,883,310
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options outstanding, unexercised	3,380,470	3,080,624	3,380,470	3,080,624
RSUs, unvested	7,071,168	5,116,305	7,071,168	5,116,305
PSUs, unvested	296,544	—	296,544	—
Purchase rights committed under the ESPP	73,209	78,828	74,060	75,701
Total	10,821,391	8,275,757	10,822,242	8,272,630
Note 12 – Restructuring Activities
2024 Realignment Plan
In January 2024, the Company’s board of directors authorized an organizational realignment plan (the “2024 Realignment Plan”) that is designed to manage operating costs, enable efficient delivery on business objectives, and allow for growth in areas of strategic importance. The 2024 Realignment Plan included a reduction of the Company’s then-current workforce by approximately 12%. The Company completed the 2024 Realignment Plan in the second quarter of 2024.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Restructuring charges of $4.2 million for severance and related costs, net of $0.0 million previously vested share-based compensation, net of acceleration, were recognized during the nine months ended September 30, 2024, and none during the three months ended September 30, 2024. These charges are reflected in restructuring related costs on the Company’s condensed consolidated statements of operations.
A rollforward of the Company’s restructuring reserve balance for the nine months ended September 30, 2024 is as follows (in thousands):

As of September 30,
2024
Beginning balance	$—
Restructuring related costs	4,179
Payments	(4,030)
Ending balance	$149
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
Restructuring charges of $3.6 million for severance and related costs, net of $0.7 million previously vested share-based compensation, were recognized during the nine months ended September 30, 2023, and none during the three months ended September 30, 2023. These charges are reflected in restructuring-related costs on the Company’s condensed consolidated statements of operations.
A rollforward of the Company’s restructuring reserve balance for the nine months ended September 30, 2023 is as follows (in thousands):

As of September 30,
2023
Beginning balance	$—
Restructuring related costs	3,621
Payments	(3,621)
Ending balance	$—
Note 13 – Subsequent Events
In connection with the September Secondary Offering, the underwriter completed the purchase of an additional 650,000 shares of common stock from the selling stockholders pursuant to a partial exercise of its option to purchase up to an additional 900,000 shares of the Company’s common stock from the selling stockholders, as described in Note 7 – Stockholders’ Equity. The remaining portion of the option expired unexercised on October 26, 2024.

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
Recent Developments
Debt Modification
In May 2024, we amended our credit agreement, which, among other things, lowered the interest rate on our term loan from 3.26% plus Term SOFR (as defined in our credit agreement) to 2.75% plus Term SOFR. The Amendment also increased the aggregate principal amount of the term loan by $50.0 million, which we drew down in connection with the Amendment, resulting in an increase in our outstanding principal balance. We incurred $0.8 million additional financing fees related to the amendment, which were deferred and recorded as a reduction to the debt balance, and which will be amortized as interest expense over the contractual life of the term loan using the effective interest method. Excluding the impact of volatility in Term SOFR, the amendment is anticipated to increase interest expense by approximately $0.5 million per quarter, beginning in May 2024. Increases to Term SOFR during any period would in turn increase our effective interest rate and result in higher interest expense, including acceleration of amortization for deferred financing fees. Our effective interest rate on our term loan was 7.7% as of September 30, 2024, and was 8.9% as of April 30, 2024, immediately preceding the amendment.
Organizational Realignment Plan
In January 2024, our board of directors authorized an organizational realignment plan, or the 2024 Realignment Plan, that is designed to manage operating costs, enable efficient delivery on business objectives, and allow for growth in areas of strategic importance. The 2024 Realignment Plan included a reduction of the Company’s then-current workforce by approximately 12%. We completed the 2024 Realignment Plan in the second quarter of 2024.
Restructuring charges of $4.2 million for severance and related costs, net of $0.0 million previously vested share-based compensation, net of acceleration, were recognized during the nine months ended September 30, 2024, and none during the three months ended September 30, 2024. These charges are reflected in restructuring related costs on our condensed consolidated statements of operations.

January 2024 Stock Repurchase Program
In January 2024, our board of directors authorized a new stock repurchase program to acquire up to $125.0 million of our common stock, with no fixed expiration date and no requirement to purchase any minimum number of shares, or the 2024 Stock Repurchase Program. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, working capital needs, general business and market conditions, regulatory requirements, and other investment opportunities. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase programs may be commenced, suspended, or terminated at any time by us at our discretion without prior notice. Any shares of common stock repurchased under the 2024 Stock Repurchase Program will be retired and automatically returned to the status of authorized but unissued shares of common stock. Approximately $44.4 million (including excise taxes) of the 2024 Stock Repurchase Program was used for the stock repurchase in connection with the February Secondary Offering, as described below. During the three months ended September 30, 2024, approximately $31.3 million was used for repurchases (including excise taxes) made during the period.
Secondary Offerings by Selling Stockholders and Related Common Stock Repurchase
On September 30, 2024, we completed an underwritten secondary offering for the sale of 6,000,000 shares of common stock by certain funds managed by Thoma Bravo, L.P., at an offering price of $21.05 per share, or the September Secondary Offering. In connection with the September Secondary Offering, the selling stockholders granted the underwriters a 30-day option to purchase up to an additional 900,000 shares of common stock at the offering price of $21.05 per share. The underwriters partially exercised their option to purchase an additional 650,000 shares of common stock on October 18, 2024, and the remaining portion of the option expired unexercised on October 26, 2024. We did not receive any proceeds from the sale of our common stock by the selling stockholders in the September Secondary Offering. During the three months ended September 30, 2024, we incurred costs of $0.7 million in connection with the September Secondary Offering. These costs are included within general and administrative expenses on our condensed consolidated statements of operations.
On February 9, 2024, we completed an underwritten secondary offering for the sale of 6,906,015 shares of common stock by certain of our existing stockholders, at an offering price of $19.00 per share (the “February Secondary Offering”). In connection with the February Secondary Offering, selling stockholders granted the underwriters a 30-day option to purchase up to an additional 675,000 shares of common stock from the selling stockholders at the public offering price, less underwriting discounts and commissions. The underwriters did not exercise their option to purchase any additional shares before the expiration of this 30-day window. We did not receive any proceeds from the sale of our common stock by the selling stockholders in the February Secondary Offering. During the nine months ended September 30, 2024, we incurred costs of $1.4 million in connection with the February Secondary Offering. These costs are included within general and administrative expenses on our condensed consolidated statements of operations.
The September and February Secondary Offerings were made pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-276336), which was filed with the Securities and Exchange Commission on December 29, 2023, and became effective on January 8, 2024.
On February 9, 2024, in connection with the February Secondary Offering and pursuant to our 2024 Stock Repurchase Program, we repurchased 2,406,015 shares of our common stock from the underwriters at a price per share equal to $18.2875, which is equal to the per share price at which the underwriters purchased the shares from the selling stockholders in the February Secondary Offering, resulting in an aggregate purchase price of approximately $44.4 million (including excise taxes).
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
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. We assess whether a valuation allowance should be recorded against our deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” realization standard. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the past and current trend in volatility in our business operating environment which has impacted our current ability and expectation to generate sufficient future taxable income to fully realize our deferred tax assets, we have determined that it is more likely that we would not be able to utilize all of our deferred tax assets, and therefore, we have established a partial valuation allowance on our deferred tax assets as of September 30, 2024, and December 31, 2023.
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

Results of Operations
Condensed Consolidated Statements of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net	$80,369	$76,488	$236,861	$229,038
Cost of revenues:
Subscription and services (1)	22,790	22,488	67,507	69,973
Amortization of developed technology	4,860	4,524	14,392	13,488
Total cost of revenues	27,650	27,012	81,899	83,461
Gross profit	52,719	49,476	154,962	145,577
Operating expenses:
General and administrative (1)	29,649	23,218	84,065	70,182
Research and development (1)	10,019	11,248	29,409	36,814
Sales and marketing (1)	10,492	9,441	32,495	26,212
Restructuring related costs (1)	—	—	4,179	3,621
Total operating expenses	50,160	43,907	150,148	136,829
Operating income	2,559	5,569	4,814	8,748
Other (income) expense, net:
Interest and other income	(1,371)	(1,342)	(3,963)	(2,596)
Interest expense	10,165	9,780	29,544	28,127
Total other expense, net	8,794	8,438	25,581	25,531
Loss before income taxes	(6,235)	(2,869)	(20,767)	(16,783)
Provision for (benefit from) income taxes	816	(800)	1,260	(3,818)
Net loss	$(7,051)	$(2,069)	$(22,027)	$(12,965)

Net loss per share:
Basic	$(0.09)	$(0.03)	$(0.29)	$(0.16)
Diluted	$(0.09)	$(0.03)	$(0.29)	$(0.16)
Weighted average common stock outstanding:
Basic	75,631,670	81,073,915	76,495,022	80,883,310
Diluted	75,631,670	81,073,915	76,495,022	80,883,310
______________
(1)Share-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$1,252	$910	$3,397	$2,919
General and administrative	8,502	4,443	19,687	11,938
Research and development, net of amounts capitalized	2,630	1,709	6,663	5,368
Sales and marketing	1,870	1,260	4,943	2,654
Acceleration (forfeitures) included in restructuring related costs	—	—	(7)	(663)
Total share-based compensation expense	$14,254	$8,322	$34,683	$22,216

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenues, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues, net	$80,369	$76,488	$3,881	5%	$236,861	$229,038	$7,823	3%
Revenues increased for both the three and nine months ended September 30, 2024, compared to the same periods in 2023. The increase was primarily due to the net effect from increased revenue from our Lending Software Solutions, which is driven by increases from new and ramping customers as well as existing customers, partially offset by decreased revenue from our Data Verification Services, which was driven by lower volumes in our mortgage-related revenues. For both of our solutions, we receive incremental revenues if customers exceed their minimum commitments for monthly transactions, which typically is based off of number of applications or closed and funded loans for Lending Software Solutions and credit, tenant, or employment verification reports for our Data Verification Software Solutions.
During the nine months ended September 30, 2023, we updated our estimate of variable consideration associated with one of our channel reseller contracts, which resulted in a $2.3 million reduction in Lending Software Solutions revenue for the 2023 period due to a commercial dispute as the amount we expected to receive under this contract was reduced and as receipt of this amount was no longer considered probable, leading to the reduction in revenue. There was no similar adjustment to our estimates of variable consideration during the three months ended September 30, 2023 or the comparable 2024 periods.
Cost of Revenues and Gross Profit
Subscription and services

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2023	$	%	2024	2023	$	%
Subscription and services	$22,790	$22,488	$302	1%	$67,507	$69,973	$(2,466)	(4)%
Subscription and services cost of revenues increased $0.3 million, or 1%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase was primarily due to the net effect of higher compensation costs of $0.7 million, partially offset by a $0.6 million decrease in third-party costs driven by lower Data Verification Software Solutions volumes, which, in turn, was driven by lower volumes in our mortgage-related revenues.
Subscription and services cost of revenues decreased $2.5 million, or 4%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily due to the net effect from a $2.8 million decrease in third-party costs, which was driven by lower Data Verification Software Solutions volumes due to lower volumes in our mortgage-related revenues. The decrease was partially offset by an increase of $0.5 million from share-based compensation expense driven by increased amortization expense from equity awards granted in 2024 compared to the same period in 2023, which awards were primarily granted in the second quarter of 2024.
Amortization of Developed Technology

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Amortization of Developed Technology	$4,860	$4,524	$336	7%	$14,392	$13,488	$904	7%
Amortization of developed technology increased $0.3 million, or 7%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase was due to increased amortization for internally developed software as we continue to build and enhance our product offerings.
Amortization of developed technology increased $0.9 million, or 7%, for the nine months ended September 30, 2024, compared to the same period in 2023. The increase was due to increased amortization for internally developed software as we continue to build and enhance our product offerings.

Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Gross profit	$52,719	$49,476	$3,243	7%	$154,962	$145,577	$9,385	6%
Gross profit increased for both the three and nine months ended September 30, 2024, compared to the same periods in 2023. The increase was primarily due to the combined effect from a net increase in revenue resulting from increased Lending Software Solutions revenue and a decrease in third-party costs driven by lower Data Verification Software Solutions volumes.
Operating Expenses
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
General and administrative	$29,649	$23,218	$6,431	28%	$84,065	$70,182	$13,883	20%
General and administrative expenses increased $6.4 million, or 28%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase was primarily related to the combined effect from increased share-based compensation expenses of $4.1 million related to increased amortization expenses from equity awards granted in 2024 compared to the same period in 2023, which were primarily granted in the second and third quarters of 2024, increased legal fees of $1.1 million, including $0.4 million related to our Secondary Offerings, and an increase of $1.8 million in advisory fees in 2024 compared to the same period in 2023, including $0.5 million for services performed by a third party related to efforts to remediate our material weakness.
General and administrative expenses increased $13.9 million, or 20%, for the nine months ended September 30, 2024, compared to the same period in 2023. The increase was primarily related to the net effect from increased share-based compensation expenses of $7.8 million related to increased amortization expenses from equity awards granted in 2024 compared to the same period in 2023, which awards were primarily granted in the second and third quarters of 2024, increased legal fees of $5.9 million, including $1.9 million related to the settlement and expected settlements of class action litigation claims and related legal expenses, $2.1 million related to our Secondary Offerings, and an increase of $1.5 million in advisory fees in 2024 compared to the same period in 2023, including $0.5 million for services performed by a third party related to efforts to remediate our material weakness, partially offset by decreases in recruiting expenses of $0.6 million and decreased expenses for general insurance of $0.9 million in 2024 compared to the same period in 2023.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Research and development	$10,019	$11,248	$(1,229)	(11)%	$29,409	$36,814	$(7,405)	(20)%
Research and development expenses decreased $1.2 million, or 11%, for the three months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily related to the net effect from decreased compensation and contractor expenses of $1.9 million, net of amounts capitalized, largely from lower headcount and personnel costs on our research and development teams due to the 2024 Realignment Plan that went into effect during the three months ended March 31, 2024, partially offset by a $0.9 million increase in stock compensation expense related to increased amortization expenses from equity awards granted in 2024 compared to the same period in 2023, which awards were primarily granted in the second quarter of 2024.
Research and development expenses decreased $7.4 million, or 20%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily related to the net effect from decreased compensation and contractor expenses of $7.5 million, net of amounts capitalized, largely from lower headcount and personnel costs on our research and development teams due to the 2024 Realignment Plan that went into effect during the three months ended March 31, 2024, $0.3 million lower rent expense related to a lease that expired in December 2023, partially offset by a $1.3 million increase in stock compensation expense related equity awards granted in 2024 compared to the same period in 2023, which awards were primarily granted in the second quarter of 2024.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Sales and marketing	$10,492	$9,441	$1,051	11%	$32,495	$26,212	$6,283	24%
Sales and marketing expenses increased $1.1 million, or 11%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase was primarily related to the net effect from increased personnel related expenses of $1.5 million from increased headcount on our sales and marketing teams which included increased commissions expenses of $0.3 million, net of amounts capitalized, and increased share-based compensation expenses of $0.6 million due to increased amortization in 2024 compared to the same period in 2023 due to new equity awards granted in the second quarter of 2024, partially offset by $0.4 million lower marketing expenses in 2024 compared to the same period in 2023.
Sales and marketing expenses increased $6.3 million, or 24%, for the nine months ended September 30, 2024, compared to the same period in 2023. The increase was primarily related to the net effect from increased personnel related expenses of $5.8 million from increased headcount on our sales and marketing teams which included increased commissions expenses of $1.2 million, net of amounts capitalized, increased share-based compensation expenses of $2.3 million due to increased amortization in 2024 compared to the same period in 2023 due to new equity awards granted in the second quarter of 2024, and increased costs for our annual user conference of $0.8 million, partially offset by $0.7 million lower marketing expenses in 2024 compared to the same period in 2023.
Restructuring Related Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Restructuring related costs	$—	$—	$—	—%	$4,179	$3,621	$558	15%
Restructuring related costs are costs related to the 2024 Realignment Plan that went into effect during the nine months ended September 30, 2024, and the 2023 Restructuring Plan that went into effect during the same period in 2023. Restructuring related costs incurred during each period are primarily related to cash payments for severance, net of non-cash stock compensation forfeitures and acceleration, and other termination-related costs.

Total Other Expense, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Total other expense, net	$8,794	$8,438	$356	4%	$25,581	$25,531	$50	—%
Total other expenses, net increased $0.4 million, or 4%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase was primarily related to increased interest expense of $0.4 million.
Total other expenses, net decreased $0.1 million, or 0%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily related to the net impact of increased interest expense of $1.4 million, partially offset by a $0.5 million increased interest income on our cash and cash equivalents and receipt of a $0.8 million indemnity claim from a past acquisition during the second quarter of 2024.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Provision for (benefit from) income taxes	$816	$(800)	$1,616	(202)%	$1,260	$(3,818)	$5,078	(133)%
Provision for income taxes was $0.8 million for the three months ended September 30, 2024, compared to a benefit from income taxes of $0.8 million for the three months ended September 30, 2023. The increase was primarily due to the tax provision effects of research and development credits, state income taxes, and permanent favorable differences related to share-based compensation expense; partially offset by certain employee remuneration under section 162(m) of the Internal Revenue Code, other permanent differences, and changes to our valuation allowance.
Provision for income taxes was $1.3 million for the nine months ended September 30, 2024, compared to a benefit from income taxes of $3.8 million for the nine months ended September 30, 2023. The increase was primarily due to the tax provision effects of research and development credits, state income taxes, and permanent favorable differences related to share-based compensation expense; partially offset by certain employee remuneration under section 162(m) of the Internal Revenue Code, other permanent differences, and changes to our valuation allowance.
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
As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents of $82.3 million and unused capacity under our revolving line of credit of $50.0 million. Based upon our current levels of operations, we believe that our cash flows from operations along with our other sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%
Net cash provided by (used in):
Operating activities	$63,989	$55,486	$8,503	15%
Investing activities	(5,696)	24,194	(29,890)	(124)%
Financing activities	(56,468)	(37,900)	(18,568)	(49)%
Net (decrease) increase in cash, cash equivalents	$1,825	$41,780	$(39,955)	(96)%
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
The increase in cash provided by operating activities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily attributable to $8.7 million lower net loss after adjusting for non-cash operating items, and $2.7 million related to timing of prepayments; partially offset by $2.7 million related to timing of customer billings, and $0.1 million related to timing of disbursements for operations.
Cash Flows from Investing Activities
The change in cash used in investing activities for the nine months ended September 30, 2024 compared to cash provided by investing activities for the nine months ended September 30, 2023, was due to the release of $30.0 million from escrow during the nine months ended September 30, 2023 that was previously deposited related to a contingent earnout obligation from a prior acquisition, with none in the comparable period in 2024. This decrease was partially offset by the positive impact from lower capitalized software additions of $1.5 million, and lower purchases of property and equipment of $0.1 million during the nine months ended September 30, 2024, compared to 2023.

Cash Flows from Financing Activities
The increase in cash used in financing activities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to higher stock repurchases of $69.2 million, and higher taxes paid for net share settlements of restricted stock units of $1.5 million. The increase was partially offset by higher proceeds from exercise of stock options of $3.1 million, and $49.2 million proceeds from debt, net of deferred financing fees.
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
Adjusted EBITDA
We define adjusted EBITDA as net loss before interest expense, taxes, depreciation and amortization, share-based compensation expense, employer payroll taxes on employee stock transactions, expenses associated with our secondary offerings, restructuring related costs, expenses related to debt modification, litigation related charges and gains not related to our core business, expenses for services performed by a third party consultant related to efforts to remediate our material weakness, and deferred revenue reductions from purchase accounting for acquisitions prior to 2022.
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
The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(7,051)	$(2,069)	$(22,027)	$(12,965)
Interest expense	10,165	9,780	29,544	28,127
Provision for (benefit from) income taxes	816	(800)	1,260	(3,818)
Depreciation and amortization	14,593	14,433	43,689	43,388
Share-based compensation expense	14,254	8,322	34,690	22,879
Employer payroll taxes on employee stock transactions	301	150	1,231	598
Expenses associated with public offering	416	—	2,114	—
Litigation related charges(1)	(172)	—	1,692	—
Expenses related to debt modification(2)	—	—	473	—
Restructuring related costs	—	—	4,179	3,621
Expenses associated with material weakness remediation(3)	507	—	507	—
Deferred revenue reduction from purchase accounting for acquisitions prior to 2022(4)	—	19	—	58
Adjusted EBITDA	$33,829	$29,835	$97,352	$81,888
___________
(1)Litigation-related charges pertains to litigation settlements and related legal fees. During the nine months ended September 30, 2024, we incurred $1.5 million in estimated settlements of class action lawsuits and $0.4 million in third-party legal fees directly related to the settlements. See “Note 5 – Commitments and Contingencies” to our condensed consolidated financial statements for further details. During the three and nine months ended September 30, 2024, we recognized $0.2 million gain on a favorable litigation settlement. The gain was recognized in other income on our condensed consolidated statements of operations.
(2)Expenses related to debt modification are legal and other third party costs incurred in relation to the amendment of our credit facility in May 2024.
(3)Expenses for services performed by a third party consultant related to efforts to remediate our previously identified material weakness.
(4)Deferred revenue reduction from purchase accounting for acquisitions prior to the adoption of ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which we early adopted on January 1, 2022, on a prospective basis. Deferred revenue from acquisitions prior to the adoption of ASU 2021-08 was recognized on a straight-line basis through December 31, 2023.
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
During the nine months ended September 30, 2024, we have implemented process improvements throughout our revenue cycle work stream and have designed and implemented key controls to address our highest risk areas in order to work towards remediating the material weakness noted above. Throughout the third quarter of 2024, we have continuously assessed our remediation progress, and, while we have made significant progress, we continue to make adjustments to further strengthen their efficacy, and have not yet determined that the material weakness has been remediated. We will not be able to fully remediate the material weakness until our remediation efforts have been completed and the controls have been operating effectively for a sufficient period of time.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation efforts noted above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, interest rates are influenced by a number of factors, particularly monetary policy, and many economists predict that interest rates on mortgage and non-mortgage loans will not fall meaningfully until the Federal Reserve meaningfully lowers the Federal Funds Rate. Until the first Federal Funds Rate cut on September 18, 2024, the Federal Reserve had been maintaining the Federal Funds Rate to combat higher than expected inflation in the United States. Elevated interest rates have reduced the volume of new mortgages and non-mortgage loans originated, and further increases in interest rates could reduce the volume of loans originated.
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
While we have policies and procedures to address compliance with such laws, we cannot ensure that none of our employees, agents, representatives, business partners, or third-party intermediaries will take actions in violation of our policies and applicable laws, for which we may be ultimately held responsible.
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
We have a significant amount of goodwill and other intangibles. Our goodwill and other intangible asset balances as of September 30, 2024, were approximately $610.1 million and $214.1 million, respectively. We test goodwill at least annually, as of October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. Testing involves estimates and judgments by management. Such assets are considered to be impaired when the carrying value of an intangible asset exceeds its estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. While no impairment has been recorded in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, any future impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.
We recognize deferred tax assets when it is considered more likely than not that the tax benefit will be realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. After analyzing all available evidence, we have determined that it is more likely that we would not be able to utilize all of our deferred tax assets prior to the expiration of such assets and therefore we have recorded a partial valuation allowance on our deferred tax assets as of December 31, 2023, and September 30, 2024. Our valuation allowance was $34.6 million and $29.4 million as of September 30, 2024 and December 31, 2023, respectively. The amount of the deferred tax asset considered realizable, and therefore the amount of the valuation allowance recorded against our deferred tax assets, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
Our ability to use our net operating loss carryforwards and other tax attributes may be limited.
We may be unable to fully use our net operating loss, or NOL, carryforwards, if at all. Under Section 382 and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined under Section 382 and applicable U.S. Treasury regulations as a greater than 50% change, by value, in its equity ownership over a rolling three-year period, the corporation's ability to use its pre-change NOLs and other applicable pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. We completed an analysis under Section 382 through March 31, 2024, confirming no ownership changes have occurred since our initial public offering in 2021, including a preliminary analysis that accounted for the February Secondary Offering completed in the three months ended March 31, 2024. If the Company undergoes an ownership change and if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the U.S. state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
During the nine months ended September 30, 2024, we have implemented process improvements throughout our revenue cycle work stream and have designed and implemented key controls to address our highest risk areas in order to work towards remediating the material weakness noted above. Throughout the third quarter of 2024, we have continuously assessed our remediation progress and while we have made significant progress, we continue to make adjustments to further strengthen their efficacy. We will not be able to fully remediate the material weakness until our remediation efforts have been completed and the controls have been operating effectively for a sufficient period of time, and therefore we have not yet determined that the material weakness has been remediated.
Furthermore, while we have made progress in enhancing our controls and systems since our initial public offering, we will need to continue to invest additional time, effort, and financial resources to meet our ongoing public reporting obligations, and we may need to hire additional accounting and financial staff to help remedy the deficiencies described above and to prevent future deficiencies. We have worked with both internal and external subject matter experts to help identify and address the areas requiring process improvement and additional controls. Nonetheless, the rapid growth and increased complexity of our business will continue to require a high level of scrutiny for our finance and accounting functions, which may result in additional future control deficiencies, significant deficiencies and/or material weaknesses. We may need to hire additional personnel with appropriate experience, seniority and skill levels to remediate the control deficiencies we have identified or to help identify, manage and control other potential deficiencies in our internal controls in the future.
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
As of October 31, 2024, Thoma Bravo and its related entities beneficially own, in the aggregate, approximately 38.3% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
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
•major catastrophic events in domestic and foreign markets, including, for instance, the ongoing military conflict between Ukraine and Russia or Israel and Hamas or conflict escalation in the Middle East; and
•the other factors described in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
In May 2022, our board of directors approved a stock repurchase program under which we are authorized to purchase up to $75.0 million of our common stock from time to time. In January 2024, our board of directors approved an additional stock repurchase program under which we are authorized to purchase up to $125.0 million of our common stock from time to time. In February 2024, we completed an underwritten secondary offering for the sale of 6,906,015 shares of common stock by certain of our existing stockholders, at an offering price of $19.00 per share, or the February Secondary Offering, during which we used approximately $44.4 million (including excise taxes) of our stock repurchase program for the stock repurchase in connection with the February Secondary Offering. As of September 30, 2024, there was an aggregate of approximately $29.5 million remaining for repurchase under our stock repurchase programs. Our repurchase programs do not have an expiration date and do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. Further, our stock repurchases could affect our stock trading prices, increase their volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock. Additionally, we do not anticipate that the impacts of the IRA’s excise tax on our stock repurchase programs, or the final regulations to be issued by the United States Department of the Treasury concerning the excise tax, will have a material impact on our results of operations.
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
Our bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of fiduciary duty by one or more of our directors, officers, or employees, (iii) any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum selection clause may impose additional litigation costs on stockholders, discourage claims, or limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. Although this provision may be beneficial in its consistency in the application of Delaware law, the Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders. Alternatively, if the enforceability of the choice of forum provision contained in our bylaws is challenged and a court finds such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. Our bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. This provision would not apply to any action brought to enforce a duty or liability created by the Exchange Act and the rules and regulations thereunder. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table summarizes the stock repurchase activity for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands) (1)
July 1 to July 31, 2024	439,207	22.41	8,300,489	51,449
August 1 to August 31, 2024	508,559	22.11	8,809,048	40,206
September 1 to September 30, 2024	421,238	23.68	9,230,286	29,526
Total	1,369,004
______________
(1)In May 2022, our board of directors authorized a stock repurchase program to acquire up to $75.0 million of the Company’s common stock, and in January 2024, our board of directors authorized an additional stock repurchase program to acquire up to $125.0 million of the Company’s common stock, including the costs of commissions, fees and excise taxes, each with no fixed expiration date and no requirement to purchase any minimum number of shares. Shares may be repurchased under the programs through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), except as follows:
•On August 13, 2024, Chris Maloof, former President, Go To Market, terminated his Rule 10b5-1 trading plan, which was adopted on March 18, 2024, pursuant to which he had authorized the sale of up to an aggregate of 191,389 shares of common stock, subject to trading under certain conditions. Mr. Maloof’s employment with the Company terminated effective August 31, 2024.
•On September 12, 2024, Nicolaas Vlok, Chief Executive Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) covering the sale of up to an aggregate of 500,000 shares of common stock through the potential exercise of vested stock options, subject to trading under certain conditions. The trading plan’s maximum duration is until December 12, 2025, with first trades to occur December 12, 2024, at the earliest.

Exhibit Index

Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Registrant.	10-Q	3.1	September 7, 2021

3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant.	10-Q	3.2	August 8, 2024

3.3	Bylaws of the Registrant.	S-1	3.3	April 30, 2021

4.1	Specimen Common Stock Certificate.	S-1	4.1	April 30, 2021

4.2	Registration Rights Agreement, dated May 31, 2018, by and among the Registrant and certain of its shareholders.	S-1	4.2	April 30, 2021

4.3	Amendment No. 1 to Registration Rights Agreement, dated as of December 28, 2023, by and among the Registrant and certain of its stockholders.	S-3	4.2	December 28, 2023

10.1†	Employment Agreement by and between the Registrant and Elias Olmeta, dated as of August 26, 2024.	8-K	10.1	August 8, 2024

10.2†	Employment Agreement by and between the Registrant and Laurence E. Katz, dated as of April 1, 2024, as amended by Amendment No. 1 thereto, dated as of August 8, 2024.	—	—	Filed herewith

10.3†	Form of Amended and Restated Indemnification Agreement for directors and executive officers.	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	Filed herewith
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

MERIDIANLINK, INC.

Dated: November 7, 2024	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2024	By:	/s/ Elias Olmeta
	Name:	Elias Olmeta
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)