Form 10-K
period 2024-12-31
MeridianLink, Inc.
filed 2025-03-13
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2024, as reported by the NYSE on such date was approximately $562.4 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 6, 2025, there were 76,626,179 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s definitive proxy statement shall not be deemed to be filed as part hereof.

MeridianLink, Inc.
This Annual Report on Form 10-K for the year ended December 31, 2024, or our Annual Report on Form 10-K, includes trademarks, such as MeridianLink®, which are protected under applicable intellectual property laws and are the property of MeridianLink, Inc. or its subsidiaries. This Annual Report on Form 10-K also contains trademarks, service marks, copyrights, and trade names of other companies, which are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.
In this Annual Report on Form 10-K, the terms “MeridianLink,” “we,” “us,” and “our” refer to MeridianLink, Inc. and its subsidiaries, unless the context indicates otherwise.

Special Note about Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “will” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K, and our other filings with the Securities and Exchange Commission, or SEC. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. You should not rely upon forward-looking statements as predictions of future events. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•our ability to sell our applications, including cross-selling our applications to our existing customers, and expand internationally;
•our ability to comply with laws and regulations;
•our ability to anticipate market needs and successfully develop new and enhanced solutions to meet those needs;
•the impact of domestic and global financial, economic, public health, and political events on our industry, business, and results of operations;
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
•economic, political, and industry trends, including the impact of changing government policies or regulations and elevated interest and inflation rates on our customers and consumers generally;
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

PART I
Item 1. Business
BUSINESS
Our Vision and Mission
At MeridianLink, our vision is to power life’s important financial moments and our mission is to be the most trusted financial services technology platform, enabling our customers to focus on what is truly important: their employees, clients, and communities.
Who We Are
We are an industry-trusted vertical software-as-a service, or SaaS, company, having earned our market-leading position by serving financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and consumer reporting agencies, or CRAs, for more than 25 years. With our mission-critical lending, account opening, and data verification software solutions, our customers can accelerate their digital transformation to better serve their clients’ needs. By providing a more personalized, automated experience, our customers can improve client acquisition and retention while operating more efficiently.
MeridianLink empowers financial institutions to support the entire consumer lifecycle, including mortgage, and business lending portfolios. Our composable, cloud-based lending software and data verification software solutions harness the power of shared intelligence from a unified data platform, providing seamless integration for optimal efficiency throughout our customers’ organizations. Through MeridianLink One, our end-to-end, multi-product platform, financial institutions can more quickly reduce costs and capture growth opportunities, while enhancing the experience for staff and clients alike.
Our lending software solutions provide a fully digital workflow for our customers, from initial account opening applications to final extension of credit and, where necessary, collections activity. We enable our customers to offer a wide array of products and services to new and existing clients, replacing traditional manual processing and less nimble in-house solutions. Our solutions address many categories of consumer lending, including mortgage, credit card, personal, auto, home equity, and small business loans, and provide the software tools and data necessary to deliver frictionless experiences, including automated decisioning.
Our data verification software solutions help our customers make smarter business decisions by retrieving verification data for credit, income, employment, property, and fraud prevention. In addition to verifying third-party data, our software solutions represent the systems that customers use to efficiently run their businesses through order processing and billing. Specifically, Mortgage Credit Link is a versatile, stable, and powerful cloud-based fulfillment hub for consumer data verification, and TazWorks is a comprehensive background screening software solution with productivity and mobile engagement tools. To leverage the credit bureaus and other available sources, financial institutions rely on MeridianLink to optimize scoring and data management. Instead of investing in wasted development time, customers connect to a single application programming interface, or API, to access credit and verification data from dozens of resellers and service providers.
We offer our software solutions using a SaaS model under which our customers pay subscription fees for the use of our solutions and typically have multi-year contracts with an initial term of three years or more. Our customer contracts are typically not cancellable without penalty. Our subscription fee revenues include annual base fees, platform partner fees, and, depending on the solution, fees per search, per loan application, or per closed loan (with some contractual minimums based on volume) that are charged on a monthly basis, which we refer to as volume-based fees. We seek to deepen and grow our customer relationships by providing consistent, high-quality implementations and support services, which we believe drive higher retention and incremental sales opportunities within our existing base. We believe that our increased focus on our go-to-market strategy and partnerships will drive incremental opportunities for revenue and accelerate cross-sell growth.

Who We Serve
We have had the privilege of helping our middle-market customers to execute a digital lending and account opening strategy proven to accelerate growth and reduce operational costs. As of December 31, 2024, our customer mix includes approximately 2,000 diverse financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and CRAs.
History
We continue to innovate and expand our offerings and customer base through a combination of in-house development and acquisitions. For our first two decades, our expansion was driven by internal product initiatives and market development. Immediately after the investment by Thoma Bravo UGP, LLC and its affiliated entities, or Thoma Bravo, into MeridianLink in May 2018, we acquired CRIF Corporation, or CRIF, a provider of consumer lending software solutions for banks and credit unions, in June 2018. In subsequent years, we grew organically by increasing sales of our software solutions and inorganically through a series of tuck-in acquisitions that added customers, capabilities, or both to MeridianLink. For example, we expanded our lending capabilities to include indirect lending when we acquired Teledata Communications, Inc., or TCI, an industry-trusted loan origination system, or LOS, that primarily serves the indirect lending needs of banks, credit unions, and financial companies nationwide. We also expanded our data verification capabilities to include background screening when we acquired substantially all of the assets of TazWorks, LLC, or TazWorks, the creator of TazCloud, an end-to-end technology solution for the background screening industry. More recently, we acquired Beanstalk Networks LLC in November 2022, doing business as OpenClose, a leader in mortgage lending technology with a particular focus on supporting depository institutions, helping solidify our position in the depository market.

Technology and Solutions
Our software provides our customers with an end-to-end solution that improves workflow across a financial institution. Our solutions are not only focused on driving increased loan origination and partner interactions at each digital touch point, but they also help our customers simplify how loans are processed and decisioned, so that increased client volume does not materially increase costs incurred by our customers. This enhanced efficiency enabled by the improved workflow we facilitate allows our customers to improve their financial performance. Our actively marketed solutions and services include Lending Software Solutions, which enable financial institutions to better serve consumers and businesses, and Data Verification Software Solutions, which are utilized by CRAs. Our software solutions include:
•Point of Sale Systems;
•Account Opening Software;
•Consumer LOS;
•Mortgage LOS;
•Business Lending Software;
•Marketing Automation Software;
•Data Verification Software;
•Collection Software; and
•Analytics and Business Intelligence.

Lending Software Solutions
MeridianLink One
MeridianLink One is our multi-product platform that can be tailored to meet the needs of our customers as they digitally transform their organizations and adapt to changing business and consumer demands. Moreover, our expert consultants offer strategic guidance and configurable solutions through our modular platform so customers can more quickly reduce costs and increase revenue, efficiency, and customer satisfaction. MeridianLink One provides an all-in-one digital lending and deposit account opening platform that is powered by a smart cross-sell optimization engine. The platform spans mortgage, business lending, and consumer loan origination and offers enhanced transparency and efficiency to process loans. We designed a patented debt optimization engine to deepen the integration of our data verification and LOS solutions to empower loan officers to maximize loan acceptance rates, boost cross-sell opportunities, and deepen their relationships with clients. Additionally, the platform provides access to our large network of third-party integrations that further accelerate the loan process and reduce expenses for our customers.
MeridianLink Portal
We offer Point of Sale, or POS, systems through MeridianLink Portal and MeridianLink Access that allow financial institutions to easily expand existing lending and deposit account origination platforms to online consumers while helping to ensure control of the entire online application experience. From the ability to determine which loan and deposit account applications to make available online, to customizing the look and feel to match an existing web presence, our system has hundreds of configurations available to tailor the online application process to meet a financial institution’s business objectives. Our POS system is the consumer touch point for consumer loans that seamlessly integrates with our all-in-one consumer LOS and account opening software so that online applications can route reliably into the customer’s existing platform. In October 2023, we launched MeridianLink Access, our new POS solution that provides enhanced configurability, enabling customers to fine-tune and personalize their consumer-facing processes to the unique requirements of their institutions for both consumer and mortgage lending. MeridianLink Access joins MeridianLink Portal as our second POS solution for financial institutions.
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
MeridianLink Consumer
We offer LOS software, MeridianLink Consumer, that provides a full loan solution suite to banks and credit unions. It includes automated underwriting and pricing for indirect loans (auto and retail), consumer lending (direct auto and unsecured and secured personal loans), lines of credit, business loans, home equity loans, home equity lines of credit, and vehicle leases. As a single loan origination system, our software consolidates applications from all channels, applying the same rules and processes to work to provide a streamlined process for institutional staff and a user-friendly consumer experience for customers. The solution provides a frictionless experience by consolidating data from all existing channels—mobile, online, branch, call center, indirect, retail, and kiosk—into a unified consumer experience. The modern, intuitive, and efficient user interface, or UI, makes everyday transaction processing easier. In addition, our cross-sell engine identifies potential cross-sell opportunities, such as credit card debt consolidation or auto loan refinancing, for our customers.

MeridianLink Mortgage
We offer cloud-based software designed for financial professionals to optimize the end-to-end mortgage loan origination process through our MeridianLink Mortgage product. We use automation, technology, and a dedicated support staff to help lenders deliver fast loans. This includes a complete decision engine that provides deep credit analysis, automated condition generation, and automated fee calculations – all of which increase the efficiency of the origination. Our suite of tools (including MeridianLink Mortgage Access, Open API, PriceMyLoan, eDocs, LenderAssist, DecisionAssist, and web portals) allows for individual customization while enabling regulatory compliance.
MeridianLink Business
Originally launched as the Atlas Platform by StreetShares, which we acquired in 2022, MeridianLink Business is a key component of our multi-product platform, MeridianLink One. Our business lending offering combines StreetShares and MeridianLink capabilities to optimize financial institutions’ business lending. MeridianLink Business provides certain functions specifically for business lending, including automated cash flow statement creation, business credit reports, and business risk and identity verification.
MeridianLink Collect
MeridianLink Collect is our cloud-based debt collection software that helps customers easily and efficiently manage delinquencies. The software replaces tedious workflows with automation, sophisticated analytics, and easy-to-use functionality.
Analytics and Business Intelligence
We offer a range of solutions that deliver the quality and expertise of an internal business intelligence team through agile analytics and business intelligence tools, currently offered through MeridianLink Engage, MeridianLink Consulting, MeridianLink Data Connect, and MeridianLink Insight. These tools maximize our customers’ credit portfolio performance through tailored services and help our customers to make better and faster business decisions. The solutions deliver interactive visualizations and various filter dimensions. We provide intuitive dashboards, easy-to-read reports, and a powerful exploratory sandbox, presenting a comprehensive solution for a multi-level audience while providing insights for omni-channel execution.
Data Verification Software Solutions
We offer a plug-and-play, cloud-based order fulfillment hub for bankers and credit officers, which we refer to as our Data Verification Software Solutions that encompasses our Mortgage Credit Link, TazCloud, and Credit API products. Our data verification software simplifies product ordering with an intuitive web interface and integrated tools for order fulfillment. The solution includes access to a network of consumer credit, data, and verification service providers and allows them to process credit, income verification, employment, criminal and rental history, and other related services. A comprehensive list of product and service APIs allows for integrations with applications to minimize human error and to reduce costs.
Additional Solutions
In addition to the solutions listed above, we support additional loan origination systems, credit decisioning tools, and solution modules. Several of these solutions, such as ACTion, LCC/Appro, BizMark/Mark4, Sail/Teres, and Synergy, came to us via acquisitions, and we remain committed to ensuring the best journey for these customers. Wherever possible, we seek to make available the capabilities and innovations of our new solutions to those customers on older versions of our solutions.

Financial Model and Key Metrics
Our revenues have three components: subscription fees, professional services, and other revenues. Our subscription fees consist of revenues from software solutions that are almost exclusively multi-year contracts with an initial term of three years or more. Our customer contracts are typically not cancellable without penalty. Our subscription fee revenues include annual base fees, platform partner fees, and, depending on the solution, fees per search or per loan application or per closed loan (with some contractual minimums based on volume) that are charged on a monthly basis, which we refer to as volume-based fees. Our professional service fees are driven by professional services for the implementation and configuration of platform modules for customer needs as well as certain consulting engagements regarding best practices and analytics. Our other fees consist of revenue sharing calculated based on revenue generated, applications or loans processed, or some combination thereof.
We have high customer and revenue retention due to the nature of the services we provide, which are designed to automate complex workflows and customer integrations. For example, onboarding and loan origination workflows within financial institutions are complicated with significant compliance requirements and often require integration with legacy systems that are highly customized and fragmented.
Our pricing model provides us with several monetization opportunities to receive revenues in excess of what is contractually committed by our customers. Current pricing typically requires a contractual commitment for a minimum revenue amount and allows our customer to process an allowable number of applications in that month without incurring additional fees. Customers can achieve lower per application pricing by contracting for a higher monthly revenue commitment. Customers pay on a per transaction basis if their volumes surpass their minimum commitment level. For non-mortgage consumer loans, including personal loans, auto loans, credit cards, and deposit accounts, customers pay per-application, regardless of whether the application is accepted or denied. For our mortgage loan product, customers pay per-funded loan.
We have additional opportunities to generate revenues in excess of what is contractually committed through our Partner Marketplace. Through reseller and referral relationships, we receive revenues based on our customers’ use of our partner’s services. In many instances, our partners have their own sales and marketing efforts that target our customers, and when those third-party sales efforts are successful, we generate fees. We also market our partners’ solutions to our customers as a way to generate revenues and to help to ensure that our customers are leveraging the full benefit of our solution, which includes the capabilities offered through our partners.
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
Our new logo teams are responsible for expanding our customer base. These teams are trained to nurture prospective customers, including through discovery of such prospects’ currently implemented solutions, if any, and by expertly demonstrating the capabilities our solutions offer and the potential benefits to the prospective customer.
Our customer sales team maintains close relationships with existing customers and acts as an advisor to each customer, helping them identify and understand their specific needs, challenges, goals, and opportunities with the intention of expanding the breadth of our solutions they use. This team also works to ensure that our existing customers get the maximum benefit from the solutions we provide.
We also have a sales team supporting our channel partners to work to ensure that our partners can capitalize on prospects that are identified through their selling efforts. The channel sales team also seeks to identify new potential channel partners that can expand the breadth of our reach to potential prospects.

To build brand awareness, thought leadership and generate qualified sales opportunities, we conduct digital marketing campaigns, webinars, public relations campaigns, lead development activities, and advertise through multiple avenues, including industry publications and conferences. In addition to such digital marketing campaigns within the marketing team, we also employ a team of business development representatives who are responsible for generating qualified sales opportunities for both the new logo and the existing customer sales teams. We have also historically hosted an in-person annual forum to foster a customer community, showcase our most recent solution enhancements, and engage in a discussion on the direction and roadmap of our solutions. The annual MeridianLink LIVE 2024 user forum gave us the opportunity to engage with over 1,000 participants in person.
Research and Development
Our research and development organization is responsible for the design, development, and testing of our technology. We utilize agile software development methodologies and industry best practices, such as continuous integration/continuous deployment, automated testing, and distributed version control, to develop new functionality and enhance our existing solution.
Competition
We face competition for our solutions from a wide range of offerings including manual in-house processes, similar functionality bundled with a core solution and separate point solutions offered by competitors. While this competition impacts each of the markets we target, we do not believe there are any competitors that provide all of the solutions and connections that we provide. We compete in a variety of categories, particularly Loan Origination and associated functionality and Data Verification. We believe we have a strong and defensible position in our target market due to the breadth of our capabilities, the depth of our functionality (developed and enhanced throughout our multi-decade history), our integration across loan types, our Partner Marketplace, and our ability to deliver value through workflow efficiency and the expertise available through our customer success, services and support teams.
Loan Origination
Our competitors generally do not compete across the full spectrum of our loan origination capabilities. Within non-mortgage consumer loan origination, our main competition is our customer’s core banking system provider, such as Fiserv, Inc., Fidelity National Information Services, Inc., Jack Henry & Associates, and Temenos. Some of these competitors are also current MeridianLink partners and/or white label our solutions. Other financial technology software companies, such as nCino and Q2, also have competitive functionality. Additionally, we compete with customers who have a narrower focus like CU Direct’s Origence product and Sync1 Systems product offering. Financial institutions rely on streamlined, personalized consumer lending solutions in order to accurately and efficiently open and process all types of accounts and loans.
Our primary competitors in the mortgage loan origination market are Calyx, Intercontinental Exchange, Mortgage Cadence, and, to a lesser extent, Optimal Blue and Empower LOS, which were acquired by subsidiaries of Constellation Software Inc. in 2023 in connection with divestitures by Black Knight. The capabilities provided by a mortgage loan origination system are a point of focus for financial institutions as decreasing mortgage loan volume and rising origination costs continue to drive demand for systems that optimize lending decisions and loan composition in an automated, accurate manner. We believe our cloud-based, end-to-end, multi-channel platform, MeridianLink One, serving all consumer loan and account types allows us to differentiate ourselves from our competitors.
Data Verification
We compete with both direct competitors and vendors who have developed proprietary in-house solutions that replicate the functionality of our Data Verification Software Solution. CRAs that have developed proprietary in-house credit reporting capabilities include CoreLogic and CBC Innovis, and proprietary in-house background screening capabilities include HireRight and Checkr. We have a limited number of competitors that provide a platform solution similar to the capabilities of MeridianLink Mortgage Credit Link, but there is more direct competition in background screening, including Accio and Deverus. The delivery of secure and accurate data from disparate sources to institutions has become increasingly important as they rely more on independent verification services. We believe that we distinguish ourselves in this area by providing instant access to a rapidly growing network of consumer credit, data, and verification service providers, including Fannie Mae and Freddie Mac.

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
Government Regulation
As a technology service provider to banks and credit unions, we are not required to be chartered by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, or other federal or state agencies that regulate or supervise our customers and other providers of financial services. The U.S. lending industry is heavily regulated. Originators, lenders, CRAs, and service providers that we do business are subject to federal, state, and local laws that regulate and restrict the manner in which they operate in the lending industry, including, but not limited to, the Real Estate Settlement Procedures Act of 1974, as amended, the Truth in Lending Act of 1968, as amended, the Equal Credit Opportunity Act of 1974, as amended, and the Fair Credit Reporting Act of 1970, as amended, or FCRA. Other than our indirect, wholly-owned subsidiary, Professional Credit Reporting, Inc., which is a consumer reporting agency and is subject to the FCRA, and MeridianLink Wholesale Data, LLC, a wholesale data company, we are not directly subject to these laws and regulations; however, changes to these laws and regulations could broaden the scope of parties or activities subject to regulation and require us to comply with their restrictions, and new solutions and services developed by us may be subject to, or have to reflect, these laws or regulations. For more information about governmental regulations applicable to our business, refer to “Risk Factors” in Item 1A.
Information Security
We have an established information security program informed by the NIST SP 800-53 standard and the Payment Card Industry, or PCI, Data Security Standard, or DSS. Our program is led by our Chief Information Security Officer and implemented by a dedicated information security team. Our solutions currently are hosted in data centers and public cloud providers located within the United States. We monitor our infrastructure for signs of failure and seek to take preemptive action in an effort to minimize and prevent downtime. Our data centers employ advanced measures designed to protect the integrity and security of our data. We have also implemented disaster recovery measures and continue to invest in our data center and other technical infrastructure.
Customer data processed by our servers is encrypted, password protected, and stored on secure hardened servers. Customers transmit data to our servers though a TLS encryption channel, and data at rest is encrypted. We also employ anti-virus, anti-malware, and advanced threat protection capabilities. We engage a third-party audit firm to conduct an annual SOC 2 Type 2 audit of our information security program and a PCI-DSS audit of our cardholder data environment.

Cyclicality and Seasonality
The demand for loan originations is affected by consumer demand for non-asset backed financing, such as personal loans or credit cards, and the market for buying, selling, financing, and/or re-financing assets, which in turn, is affected by the national economy, regional trends, property valuations, interest rates, and socio-economic trends and by state and federal regulations and programs which may encourage or discourage certain purchasing trends. Our business is generally subject to seasonal trends with activity generally decreasing during the winter months, especially home purchase loans and related services. Our lowest revenue levels during the year have historically been in the fourth quarter, but this may not be indicative of future results.
Additionally, the timing and amount of any transaction revenue generated in excess of the contractually committed monthly minimum fee can be subject to fluctuations of consumer behavior tied to seasonality as well as macroeconomic conditions that impact consumer loan volumes. The timing of our implementation activities and corresponding revenues from new customers also are subject to fluctuation based on the timing of our sales and complexity of the delivery. Sales may tend to be lower in the first quarter of each year than in subsequent quarters, but any resulting impact on our results of operations has been difficult to measure due to the timing of our implementations and overall growth in our business. The timing of our implementations also varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers, and the readiness of our customers to implement our solutions. Our solutions are often the most frequent point of engagement between our customers and their clients. As a result, we and our customers are very deliberate and careful in our implementation activities to help ensure the successful roll-out of our solutions. Unusually long or short implementations, for even a small number of customers, may result in short-term quarterly variability in our results of operations.
Intellectual Property
We rely on a combination of trademarks, copyrights, rights under trade secret laws, patents, license agreements, confidentiality procedures, non-disclosure agreements, and employee disclosure and invention assignment agreements, as well as other legal and contractual rights, to establish and protect our proprietary rights. We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names in the United States to the extent we determine appropriate and cost-effective. As of December 31, 2024, we have a total of 13 registered trademarks in the United States. We also have registered domain names for websites that we use in our business, such as www.meridianlink.com and other variations, including domains from acquisitions. Additionally, the U.S. Patent and Trademark Office issued to MeridianLink U.S. Patent Number 11,250,505. The patent is titled “Optimizing Loan Opportunities in a Loan Origination Computing Environment” and relates to MeridianLink’s loan origination platforms. MeridianLink also has certain patents by assignment from its acquisition of StreetShares.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged.
Human Capital Management
We believe that our success in providing great products and support to our customers is due in large part to the drive, creativity, and overall strength of our workforce. One of our core business objectives is to foster an exceptional employee experience. We strive to provide programs and initiatives for our employees to help attract, motivate, and retain highly qualified talent. As of March 6, 2025, we had a total of 682 employees, all operating within the United States. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We believe our employee relations are strong based on employee surveys and feedback. We are proud to have earned the Great Place to Work® certification in 2020, 2021, 2022, 2023, and 2024. In 2024, we were recognized in the top 50 of the 2024 IDC Global FinTech 100 Rankings. In 2024, we also received the HousingWire Tech 100 award for the seventh time.

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
Compensation and Benefits
Our compensation program is designed to attract, reward, and retain talented individuals who possess the skills necessary to support our business, contribute to our strategic goals, and create long-term value for our stockholders. We believe that our employees should have a strong work/life balance, develop and grow personally and professionally, and be able to save for their future. We provide employees with industry-competitive compensation and benefits, including retirement savings programs with matching contributions, the opportunity to invest in MeridianLink stock at a discount through our Employee Stock Purchase Plan, and medical, dental, vision, and life and disability plans. We evaluate both compensation and benefit offerings on an annual basis and make adjustments accordingly, as appropriate.
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
Available Information
Our website is located at meridianlink.com, and our investor relations website is located at ir.meridianlink.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to these reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our investor relations website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports and other information regarding us and other companies that file materials with the SEC electronically. Also available on our investor relations website are our definitive proxy statements, charters of the committees of our board of directors, corporate governance guidelines, and code of business conduct and ethics. These documents are available free of charge to any stockholder upon request. We use our investor relations website, press releases, SEC filings, public conference calls and webcasts, blog posts on our website, as well as our social media channels, such as our LinkedIn page (www.linkedin.com/company/meridianlink), X (formerly Twitter) feed (@meridianlink), and Facebook page (www.facebook.com/MeridianLink/), as means of disclosing material information and for complying with our disclosure obligations under Regulation FD. The information contained on or accessible through the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this report, and links for these websites are intended to be inactive textual references only.

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
•Changes in laws and regulations could affect our ability to compete, require us to change our pricing model, or result in additional expenses.
Risks Related to Finance and Accounting
•Fluctuations in performance and our inability to accurately forecast results may affect our market perception.
•Accounting treatments may cause fluctuations in earnings that do not fully reflect the underlying performance of our business.
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

Risks Related to Our Strategy and Industry
Lending volume is subject to various economic factors, including increased interest rates, and lending volumes may remain low in 2025, which could adversely affect our business.
Factors that adversely impact lending volumes include reduced consumer and investor demand for loans, more stringent underwriting guidelines, supply chain shortages for goods subject to financing, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, and other macroeconomic factors.
In addition, interest rates are influenced by a number of factors, particularly monetary policy, and many economists predict that interest rates on mortgage and non-mortgage loans will not fall meaningfully until the Federal Reserve meaningfully lowers the Federal Funds Rate. The Federal Reserve began to gradually lower the Federal Funds Rate after maintaining elevated levels to combat higher than expected inflation in the United States in 2024. However, there is no guarantee that the Federal Reserve will lower the Federal Funds Rate in the future. For example, the Federal Reserve held the Federal Funds Rate at its current rate at the first Federal Open Market Committee Meeting in 2025 citing concerns of elevated inflation. Elevated interest rates have reduced the volume of new mortgages and non-mortgage loans originated, and further increases in interest rates could reduce the volume of loans originated.
The lower levels of loan market volume in recent years required us to increase either our share of loan volume, our revenues per module through increased cross-sell of our solutions, or both, in order to maintain our financial performance. Any additional decrease in loan market volumes would exacerbate our need to increase either our share of loan volume, our revenues per module through increased cross-sell of our solutions, or both. We cannot assure you that we will be successful in our efforts to increase either our share of loan volume, our revenues per module through increased cross-sell of our solutions, or both, which could materially adversely affect our business.
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

In addition, our recent development efforts have been focused on our cloud-based offerings, and, as a result, we have not invested in upgrading certain legacy products or developing added functionality for them, and may not invest in certain products in the future, including legacy products acquired through past strategic transactions, such as the acquisition of CRIF in 2018. As a result, customers using these legacy products may determine that these legacy offerings no longer satisfy their needs. If we are unsuccessful in transitioning these customers to our newer, cloud-based offerings, these customers may cease doing business with us. Therefore, we must continue to demonstrate to our customers that using our solutions is an effective and cost-efficient way to maximize their results, and if we are not successful, our business and results of operations could be materially and adversely impacted.
We may not accurately predict the long-term rate of customer subscription renewals or adoption of our software solutions, or any resulting impact on our revenues or operating results.
Our customers have no obligation to renew their subscriptions for our software solutions after the expiration of the initial or current subscription term, and our customers, if they choose to renew at all, may renew for shorter subscription terms, or on less favorable usage-based or volume-based pricing terms. We cannot be certain of anticipated renewal rates and that any historical data we use to predict anticipated renewal rates will be accurate. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our pricing or our software solutions or their ability to continue their operations or spending levels. Strategic acquisitions can further complicate our ability to predict customer subscription renewals. If our customers do not renew their subscriptions for our software solutions on similar pricing terms, our revenues may decline and our business could suffer.
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
The market for our software solutions is characterized by rapid technological advancements, changes in customer requirements and technologies, frequent new solution introductions and enhancements, and changing regulatory requirements. The life cycles of our software solutions are difficult to estimate. Rapid technological changes and the introduction of new products and enhancements by new or existing competitors or large financial institutions could undermine our current market position. Other means of digital or virtual consumer lending and banking may be developed or adopted in the future, and our software solutions may not be compatible with these new technologies. In addition, the technological needs of, and services provided by, the banks, credit unions, mortgage lenders, specialty lending providers, and CRAs that we endeavor to serve may change if they or their competitors offer new services to account holders. Maintaining adequate research and development resources to meet the demands of the market is essential. The process of developing new technologies and software solutions is complex and expensive. The introduction of new products by our competitors, the market acceptance of competitive products based on new or alternative technologies, or the emergence of new technologies or products in the broader financial services industry has in the past and could in the future render our solutions obsolete or less effective.
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
Accordingly, we have in the past and may in the future fail to realize some of the anticipated benefits of the acquisition, such as increase in our scale, diversification, cash flows, and operational efficiency. In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

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
A significant majority of our revenues are derived from customers in the financial services industry, an industry which has experienced significant pressure in recent years due to economic uncertainty, elevated and fluctuating interest rates, liquidity concerns, and increased regulation. Although regulations applicable to our customers may change or decrease in connection with changing governmental policies in the U.S., uncertainty or rapid changes in regulations or governmental policies may negatively affect our customers or our business. In addition, in the past, financial institutions have experienced consolidation, distress, and failure. It is possible these conditions may reoccur. For example, in March 2023, after being closed by their respective state authorities, the Federal Deposit Insurance Corporation took control of Silicon Valley Bank and Signature Bank due to liquidity concerns, and a number of other financial institutions experienced turbulence and a precipitous decline in market value. It is possible these conditions may persist, deteriorate or reoccur, and may negatively impact our results of operations and financial condition.
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
Risks Related to Our Business and Operations
Uncertain or weakened economic conditions, including as a result of elevated interest rates, inflation, and changes in governmental policies or regulations in connection with the new presidential administration, may continue to heighten many of our known risks and has affected, continues to affect, and may adversely affect our industry, business, and results of operations.
Our overall performance depends on economic conditions, which are beyond our control and may be difficult or impossible to forecast. The United States and other key international economies have experienced significant economic and market downturns and periods of uncertainty, including recently in connection with elevated interest rates and inflation, and are likely to experience additional cyclical downturns from time to time, in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, inflation, fluctuations in interest rates, reduced corporate profitability, volatility in credit and equity markets, bankruptcies, and overall uncertainty. Macroeconomic developments can arise suddenly, as did the conditions associated with the fluctuating rates of inflation, and the full impact can be difficult to predict. Changes in laws, policies and regulations, including in connection with changes in policies and regulations in connection with the new presidential administration, and adverse macroeconomic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher or fluctuating interest rates, high unemployment, and currency fluctuations have in the past and may in the future adversely impact the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase our software solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, or impact the demand for our customers’ services, any of which could adversely affect our results of operations. In addition, changes in laws, regulations, and governmental policies may require us to devote significant time and resources to modify our solutions to reflect such changes in law, regulations, and governmental policies. As a result, our operating results are sensitive to changes in political and macroeconomic conditions that impact our customers’ technology spending and overall usage, volume, and type of transactions handled or processed using our software solutions.

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
A cybersecurity incident, data breach, or other compromise of our cybersecurity measures or those of the third parties we rely on could result in unauthorized access to or other compromise of customers’ data or customers’ clients’ data, which may adversely impact our reputation, business, and results of operations.
Certain elements of our business and software solutions, particularly our origination and analytics solutions, involve the processing and storage of personally identifiable information, or PII, such as banking information and PII of our customers’ clients. We may also have access to PII during various stages of the implementation process of our solutions or during the course of providing customer support. Furthermore, as we develop additional functionality, we may gain greater access to PII and process additional PII. While we maintain policies, procedures, and technological safeguards designed to protect the confidentiality, integrity, and availability of this information and our information technology systems, we cannot entirely eliminate the risk of improper, unlawful, or unauthorized access to, or disclosure, alteration, corruption, unavailability, or loss of PII or other data that we process or maintain, other security events that impact the integrity or availability of PII or other data or our systems and operations, or the related costs we may incur to mitigate the consequences from certain events such as the following:
•third-party social engineering attempts (including phishing attacks) to fraudulently induce our employees, partners, or customers to disclose sensitive information;
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
As we integrate artificial intelligence, or AI, technologies to enhance efficiency and innovation, we must acknowledge associated cybersecurity risks. AI systems, while beneficial, can be exploited by cybercriminals for sophisticated attacks that evade traditional security measures. Bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of PII, confidential data, and intellectual property. Unauthorized access to AI tools may lead to data manipulation, deepfake generation, and highly personalized spear-phishing campaigns. The rapid advancement of AI increases complexity in cyber threats.

Although we have developed systems and processes designed to protect our customers’ clients’ sensitive data, we can provide no assurances that such measures will provide absolute security or that a cybersecurity incident, data breach, or other compromise will not occur. Our efforts to prevent, contain, and mitigate cyberattacks and other threats to our information technology systems may be impacted by factors such as:
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
A cybersecurity incident, data breach, or other compromise could result in operational disruptions, loss, compromise, unauthorized use of, or access to, alteration, or corruption of customer data or customers’ client data or data we rely on to provide our software solutions, including our analytics initiatives and offerings, that impair our ability to provide our software solutions and meet our customers’ requirements. Such impairment would result in decreased revenues and could otherwise negatively impact our financial results. Also, the occurrence, or perception of an occurrence, of any of these events could results in a loss of confidence in the security of our services, irreparable reputational damage, a decline in current and prospective customer use of our software solutions, business disruptions, increases in cybersecurity insurance premiums, and allocation of significant financial and operational resources in response, including repairing system damage, increasing security protection costs by deploying additional personnel and protection technologies, and defending against and resolving legal and regulatory claims and proceedings.
The detection, prevention, and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional financial burdens due to additional direct and indirect costs, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. Furthermore, cybersecurity incidents, data breaches, and other compromises could expose us to legal, regulatory, and financial exposure and liability, notification requirements to affected stakeholders (including affected individuals, customers, investors, and regulators), third-party claims and lawsuits, indemnification, or other claims from customers and other third parties, regulatory investigations or proceedings, fines, or other actions or liabilities, which could adversely affect our business and results of operations. In addition, some of our customers contractually require notification of cybersecurity incidents, data breaches, and other compromises and include representations and warranties in their contracts with us that our software solutions comply with certain legal and technical standards related to cybersecurity and privacy and meets certain service levels. In certain of our contracts, a cybersecurity incident, data breach, or other compromise or operational disruption impacting us or one of our vendors, or system unavailability or damage due to other circumstances, may constitute a breach of contract and give rise to a customer’s right to terminate their contract with us or may cause us to be liable for certain monetary penalties, including as a result of a failure to meet service level agreements.
We moved to a fully remote work-from-home work model in 2020 and plan to continue operating as remote-first. In connection with the shift, we assessed our IT security measures, identify any vulnerabilities, and enhance protections against unauthorized access to our network and systems. We cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures deployed in our physical offices. We are unable to unequivocally affirm that the protective measures we have taken will remain sufficient given the ever-changing threat landscape, and any such related security compromise that may occur could materially and adversely impact our business, results of operations, or reputation.

Like other companies in our industry, we, and our third party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. Because of the frequently changing nature of attack techniques, along with the increased volume and sophistication of the attacks, there is the continued potential for us to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm, as well as financial costs, including fines from regulators and other regulatory action. We maintain cybersecurity insurance in the event of an information security or cyber incident, however, the coverage may not be sufficient to cover all financial losses. In these circumstances, it may be difficult or impossible to cure such a cybersecurity incident, data breach, or other compromise in order to prevent customers from potentially terminating their contracts with us. Furthermore, although our customer contracts typically include limitations on our potential liability, there can be no assurance that such limitations of liability would be adequate. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will be available on acceptable terms or in sufficient amounts to cover one or more claims or that our insurers will not deny or attempt to deny coverage as to any future claim. The successful assertion of one or more claims against us, the inadequacy or denial of coverage under our insurance policies, litigation to pursue claims under our policies, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could adversely affect our business and results of operations.
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
We have undertaken, and may undertake in the future, restructuring, organizational realignment, or other strategic changes in order to manage operating costs, enable efficient delivery on business objectives, allow for growth in areas of strategic importance, adapt our business to serve customers more effectively, align teams with the Company’s highest business priorities, and achieve operating efficiencies, including the restructuring plan approved by our board of directors in February 2023, or the 2023 Restructuring Plan, which was completed during the six months ended June 30, 2023, and the 2024 Realignment Plan approved in January 2024 and completed in the six months ended June 30, 2024. The 2023 Restructuring Plan resulted in restructuring charges of $3.6 million for severance and related costs, and we incurred $4.0 million in connection with the 2024 Realignment Plan. Implementation of any restructuring or organizational realignment plan has in the past and may in the future be costly and disruptive to our business, and we may not be able to obtain the anticipated cost savings, operational improvements, strategic growth, and estimated workforce reductions within the projected timing or at all. Further, we have in the past and may in the future experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale, and/or key or other retention issues during transitional periods. Restructuring and realignment can require a significant amount of time and focus, which may divert attention from operating and growing our business. For more information about our 2023 Restructuring Plan and 2024 Realignment Plan, see Note 12 to our consolidated financial statements elsewhere in this Annual Report on Form 10-K.
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
The regulatory framework governing privacy, information security, data protection, and the collection, processing, storage, and use of certain information, particularly financial and other personally identifiable information, is rapidly evolving. We expect that there will continue to be new proposed and adopted laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States. At the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities.
In addition, certain state laws govern the privacy and security of personal information. For example, California enacted the California Consumer Privacy Act, or CCPA, which went into effect in January 2020 and established a comprehensive privacy framework for covered businesses by, among other things, creating an expanded definition of personal information, requiring companies covered by the legislation to provide certain disclosures to California residents and affording such individuals new data privacy rights, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, the California Privacy Rights Act, or CPRA, which went into effect January 1, 2023, amended and expanded the CCPA by imposing additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by eliminating the exception for personal information processed in a business to business and/or human resources capacity, expanding California residents’ rights with respect to certain sensitive personal information and establishing the California Privacy Protection Agency to enforce the legislation. The CCPA has required us to modify and augment our practices and policies and we may incur substantial costs and expenses in an effort to comply or respond to further changes to laws or regulations.
Similar laws have been passed in numerous other states, and a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain categories of their personal information are disclosed as a result of a qualifying data breach. Further, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a comprehensive federal data privacy law to which we could become subject to, if enacted.
We cannot yet fully determine the impact that these or future laws, rules, and regulations may have on our business or operations. Any such laws, rules, and regulations may be inconsistent among different jurisdictions, subject to new or differing interpretations, or conflict with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of information, including financial and PII, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve. Any failure or perceived failure by us, our third-party service providers, or any other third parties with which we do business, to comply with these laws, rules, and regulations, or with other obligations to which we or such third parties are or may become subject, may materially and adversely affect our business and results of operations, and result in reputational harm, governmental investigations and enforcement actions, litigation, claims, fines and penalties, or adverse publicity. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
Our current and prospective customers are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that our software solutions address. As a provider of technology to financial institutions, and as a result of obligations under some of our customer contracts, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act, or GLBA, and other state laws related to the privacy and security of certain consumer information, in addition to other contractual obligations that relate to our customers’ obligations under the GLBA and other laws and regulations to which they are subject, including, but not limited to, state privacy laws and regulations. We also may be subject to other laws and regulations, including those relating to privacy and data security, due to the software solutions we provide to financial institutions.
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
We have been in the past and may be, at any point, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes, third party claims regarding our customer’s use of our software, or employment claims made by current or former employees. In other instances, our customers become involved in litigation where we are required to provide information pursuant to a court order, subpoena, or customer request or where we may be named as co-defendants. From time to time, we also may initiate litigation to enforce our rights, including with respect to payments that we are owed. Litigation could result in reputational damage and substantial costs and may divert management’s attention and resources, any of which may adversely impact our business, overall financial condition, and results of operations and affect the value of our common stock. While we maintain insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. We are not currently aware of any material pending or threatened litigation against us but can make no assurances the same will continue to be true in the future. During the year ended December 31, 2024, we paid $1.5 million related to settlements of class action litigation claims and $0.4 million in third-party legal fees directly related to the settlements.
If we are unable to protect our intellectual property, our business could be adversely affected.
We rely on a combination of copyrights, trademarks, service marks, patents and trade secret laws, confidentiality obligations, and other contractual restrictions to establish and protect our intellectual property and other proprietary rights. Despite our efforts, these protections may be limited and may not adequately permit us to gain or keep any competitive advantage. Unauthorized third parties may try to copy or reverse engineer our solutions, technology, systems, methods, processes, or proprietary information. A third party may develop software solutions, adopt trade names or domain names, or acquire other intellectual property and proprietary rights similar to ours, thus diluting or diminishing the value of our intellectual property, proprietary rights, and overall brand. Our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes could be limited by our agreements with third parties. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools. Our patents may be invalidated or circumvented. A patent application may not be issued with the claim scope we seek, if at all. In addition, the laws of some countries do not provide the same level of intellectual property protection as U.S. laws and courts.
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
The financial services industry in the United States, and, in particular, the consumer lending and mortgage industries, are heavily regulated. Our software solutions are designed to assist our customers with their compliance of consumer protection laws and institutionally mandated compliance policies and, therefore, must be updated to incorporate changes to such laws and policies. For example, we made certain changes to our software solutions to assist our customers with compliance with modifications to the Truth in Lending Act. Federal and state governments and agencies could enact legislation or other policies that could negatively impact the business of our customers and our product partners. Any changes to existing laws or regulations or adoption of new laws or regulations that increase restrictions on the consumer lending and mortgage industries may decrease usage and volumes transacted with our solutions or otherwise limit the ability of our customers and our product partners to operate their businesses, resulting in decreased usage of our software solutions. In addition, changes to existing laws or regulations, the effectiveness or existence of certain regulatory agencies or changes in governmental policies, including changes in connection with the new presidential administration, may lead to changes in the usage and volumes transacted with our solutions, increase our costs in order to adapt our solutions to such changes, and any impact is hard to predict. Updates that we have undertaken in the past have caused us to incur significant expense, and future updates to address such legal and regulatory developments will likely similarly cause us to incur significant expense.
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
Our quarterly results of operations, including the levels of our revenues, gross margin, profitability, and cash flow may vary significantly in the future and, accordingly, period-to-period comparisons of our results of operations may not be meaningful. Thus, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and may not fully or accurately reflect the underlying performance of our business. For example, while subscriptions with our customers often include multi-year terms that typically range from three to five years, a majority of our revenues from these subscriptions comes from usage or volume-based fees, such as application fees and per inquiry fees, as opposed to annual or monthly base fees. As such, if our customers terminate their agreements with us prior to their scheduled term, we may only recover a portion of our contractual base fees, and not any usage or volume-based fees. Fluctuation in quarterly results may negatively impact the value of our common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:
•general economic, political, industry, and market conditions (particularly those affecting financial institutions), including fears of global economic downturn or recession, significant changes in laws, regulations, or governmental policies that affect our customers, inflation and corresponding central bank countermeasures, and elevated interest rates and their resulting effect on the mortgage market;
•our ability to retain current customers or attract new customers;
•the overall usage, volume, and type of transactions handled or processed using our software solutions, which may vary based on external factors such as macroeconomic conditions and seasonality;
•the activation, delay in activation, or cancellation by customers;
•the timing of recognition of professional services revenues;
•the amount and timing of operating expenses, particularly increased expenses in connection with elevated inflation, related to the maintenance and expansion of our business, operations, and infrastructure;
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
We have a significant amount of goodwill and other intangibles. Our goodwill and other intangible asset balances as of December 31, 2024, were approximately $610.1 million and $201.5 million, respectively. We test goodwill at least annually, as of October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. Testing involves estimates and judgments by management. Such assets are considered to be impaired when the carrying value of an intangible asset exceeds its estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. While no impairment has been recorded in the consolidated financial statements included in this Annual Report on Form 10-K, any future impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.
We recognize deferred tax assets when it is considered more likely than not that the tax benefit will be realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. After analyzing all available evidence, we have determined that it is more likely that we would not be able to utilize all of our deferred tax assets prior to the expiration of such assets and therefore we have recorded a partial valuation allowance on our deferred tax assets as of December 31, 2023, and December 31, 2024. Our valuation allowance was $34.7 million and $29.4 million as of December 31, 2024 and December 31, 2023, respectively. The amount of the deferred tax asset considered realizable, and therefore the amount of the valuation allowance recorded against our deferred tax assets, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
Our ability to use our net operating loss carryforwards and other tax attributes may be limited.
We may be unable to fully use our net operating loss, or NOL, carryforwards, if at all. Under Section 382 and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined under Section 382 and applicable U.S. Treasury regulations as a greater than 50% change, by value, in its equity ownership over a rolling three-year period, the corporation's ability to use its pre-change NOLs and other applicable pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. We completed an analysis under Section 382 through September 30, 2024, confirming no ownership changes have occurred since our initial public offering in 2021. If the Company undergoes an ownership change and if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the U.S. state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
We may require additional capital in the future to pursue business opportunities or acquisitions or respond to challenges and unforeseen circumstances. We may also decide to engage in equity or debt financings or enter into additional credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, on favorable terms, or at all. Capital market conditions, including the impact of inflation, interest rates, and economic stability could significantly impact our cost of capital as compared to prior periods should we seek additional funding. Moreover, global capital markets have undergone periods of significant volatility and uncertainty in the past, and there can be no assurance that such financing alternatives will be available to us on favorable terms or at all, should we determine it necessary or advisable to seek additional capital.
We have identified a material weakness in our internal control over financial reporting for the fiscal year ended December 31, 2024. If we are unable to maintain effective internal controls over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results, or report them within the time frames required.
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
In connection with the preparation and audit of our financial statements for the year ended December 31, 2023, our management identified multiple control deficiencies that aggregated to a material weakness in our internal controls over financial reporting related to the design and operating effectiveness of controls over revenue as of December 31, 2023. This was primarily caused by insufficient controls over the set-up of customer contracts for billing and maintaining complete contract support that were not designed or operating effectively. We can confirm that there has been no restatement of prior period financial statements and no change to our previously released financial results as a result of the identified material weakness.
During the year ended December 31, 2024, we have implemented process improvements throughout our revenue cycle work stream and have designed and implemented key controls to address our highest risk areas in order to work towards remediating the material weakness noted above. Throughout 2024, we have assessed our remediation progress and while we have made significant progress, we continue to make adjustments to further strengthen their efficacy, and have not yet determined that the material weakness has been remediated. We will not be able to fully remediate the material weakness until our remediation efforts have been completed and the controls have been operating effectively for a sufficient period of time.
Furthermore, while we have made progress in enhancing our controls and systems since our initial public offering, we will need to continue to invest additional time, effort, and financial resources to meet our ongoing public reporting obligations. We have worked with both internal and external subject matter experts to help identify and address the areas requiring process improvement and additional controls. Nonetheless, the rapid growth and increased complexity of our business will continue to require a high level of scrutiny for our finance and accounting functions, which may result in additional future control deficiencies, significant deficiencies and/or material weaknesses. We may need to hire additional personnel with appropriate experience, seniority and skill levels to remediate the control deficiencies we have identified or to help identify, manage and control other potential deficiencies in our internal controls in the future.

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
Changes in applicable U.S. federal, state, and local income taxation laws, rules, or regulations, or their interpretation and application, which changes may have possible retroactive effect, could adversely affect our tax expense and profitability. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. For example, many provisions of the Tax Cuts and Jobs Act of 2017, or TCJA, or the Inflation Reduction Act of 2022, or IRA, still require guidance through the issuance or finalization of regulations by the U.S. Department of the Treasury in order to fully assess their effects. There may be substantial delays before such regulations are promulgated or finalized as well as proposed technical corrections or other legislation, resulting in uncertainty as to their ultimate effects. Under the TCJA, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and may have an impact on future cash tax liabilities. The IRA includes a 15% corporate alternative minimum tax for companies with modified United States generally accepted accounting principles, or GAAP, net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits, each of which still require guidance and finalization of regulations by the U.S. Department of the Treasury. Currently, we are not subject to the corporate alternative minimum tax, have determined the 1% excise tax on certain stock repurchases to be immaterial to our business or stock repurchase program, and are evaluating the applicability and impact of the IRA’s additional tax provisions. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have an adverse effect on our financial position. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in tax laws on an investment in our common stock.

Risks Related to Potential Conflicts of Interests and Related Parties
Thoma Bravo has a significant influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
As of March 6, 2025, Thoma Bravo and its related entities beneficially own, in the aggregate, approximately 37.8% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
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
The trading price of our common stock may fluctuate substantially in response to numerous factors, many of which may be beyond our control and may not be related to our operating performance, including:
•changes in governmental regulations, laws, or policy and monetary policy by the Federal Reserve, including recent increases in interest rates and plans for future increases;
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
•major catastrophic events in domestic and foreign markets, including, for instance, the ongoing military conflict between Ukraine and Russia or conflict escalation in the Middle East; and
•the other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
In May 2022, our board of directors approved a stock repurchase program under which we were authorized to purchase up to $75.0 million of our common stock from time to time. In January 2024, our board of directors approved an additional stock repurchase program under which we were authorized to purchase up to $125.0 million of our common stock from time to time. In February 2024, we completed an underwritten secondary offering for the sale of 6,906,015 shares of common stock by certain of our existing stockholders, at an offering price of $19.00 per share, or the February Secondary Offering, during which we used approximately $44.4 million (including excise taxes) of our stock repurchase program for the stock repurchase in connection with the February Secondary Offering. As of December 31, 2024, there was an aggregate of approximately $29.7 million remaining for repurchase under our stock repurchase programs. In February 2025, our board of directors approved a new stock repurchase program under which we are authorized to purchase up to $129.5 million of our common stock from time to time, superseding all prior authorized stock repurchase programs.
Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. Further, our stock repurchases could affect our stock trading prices, increase their volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock. Additionally, we do not expect that the impacts of the IRA’s excise tax on our stock repurchase program, or the regulations issued by the U.S. Department of the Treasury concerning the excise tax, will have a material impact on our results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We take seriously the security of the data entrusted to us by our customers and the confidentiality, integrity, and availability of our platforms. We have integrated cybersecurity risk management into our broader enterprise risk management framework in an effort to protect our applications, networks, systems, and sensitive data from the risks of cybersecurity threats. This strategic integration allows cybersecurity risk management to inform early decision-making processes across the organization.
We recognize the ever-evolving nature of cybersecurity risks. Our cybersecurity risk management program is informed by recognized industry standards and incorporates elements of the same, including elements of the National Institute of Standards and Technology (NIST) Cybersecurity Framework. MeridianLink also conducts periodic penetration testing and operates a bug bounty program in an effort to expose weaknesses in our applications, networks, and systems before they can be exploited by malicious actors. Our Governance, Risk, and Compliance, or GRC team, in close collaboration with our Security Operations and Engineering teams, monitors and mitigates evolving risks from cybersecurity threats, prioritizing alignment with our business objectives and operational needs. We view cybersecurity risk management as a shared responsibility, and at a management level, we periodically perform tabletop exercises which simulate real-world cyberattacks.
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
Our CISO leads our cybersecurity risk management program. The individual currently serving in this role has over 20 years of experience assessing and improving cybersecurity programs, and his background spans multiple industries such as fintech, SaaS, critical infrastructure, legal, and federal, state, and local government. The CISO establishes and supervises procedures for the evaluation of our information systems, including the use of security tools and system reviews designed to spot potential weaknesses. The CISO works to keep up to date with the latest trends in cybersecurity, such as emerging risks and best practices for cybersecurity risk management. In case of a cybersecurity incident, the CISO initiates our incident response plan in an effort to respond to the incident and to reduce the potential damage to our organization.
The CISO briefs the Cybersecurity Committee on cybersecurity risks on at least a quarterly basis. These briefings encompass a range of topics, including, as appropriate, key cybersecurity metrics, the current cybersecurity landscape and emerging threats, the status of ongoing cybersecurity initiatives and strategies, and incident management reports and lessons learned from cybersecurity events. The Cybersecurity Committee and CISO also maintain a continuous dialogue on potential threats. The Cybersecurity Committee annually assesses MeridianLink's cybersecurity posture and risk management efficacy. The Cybersecurity Committee chair and/or our General Counsel conveys certain cybersecurity updates on the CISO's behalf during board meetings.
Item 2. Properties
Our corporate headquarters is located in Costa Mesa, California, where we currently lease 19,838 square feet pursuant to a lease agreement that expires in May 2025. We also lease an additional facility in Baton Rouge, Louisiana.
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
Holders of Record
As of March 6, 2025, there were 38 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares in street name through brokers, banks or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

	Base Period July 28, 2021	December 31,
	2021	2021	2022	2023	2024
MeridianLink, Inc.	$100	$88	$56	$101	$84
Russell 2000 Index	100	101	79	91	100
S&P 1500 Application Software Index	100	103	67	110	121
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2024, we did not repurchase any Company equity securities.
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
Overview
We are a leading vertical SaaS provider of secure, cloud-based software solutions for financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and credit reporting agencies, or CRAs. Financial institutions turn to MeridianLink to empower their digital transformation as they seek to transition business models, create new revenue streams, and increase client engagement. In addition to providing business results, our mission-critical digital lending software solutions enable our customers to create a superior consumer experience that wins in an increasingly digital market. Consumers’ financial needs are evolving, and our platform is designed to create personalized, automated solutions, which improve client acquisition and retention for our customers. Our solutions also allow our customers to operate more efficiently by enabling automated loan decisioning and enhanced risk management, saving resources that can be re-allocated to best serving their clients’ needs.
The effective delivery and management of secure and advanced digital solutions in the complex and heavily regulated financial services industry requires significant resources, personnel, and expertise. Our digital solutions are designed to be highly configurable, scalable, and adaptable to the specific strategies of our customers. We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers’ internal systems and third-party systems. Our multi-product platform, MeridianLink One, paired with the strategic guidance from our consultants, empower our customers’ digital transformation. We believe there is a clear return on investment in MeridianLink One for our customers through business results such as increases in revenue, efficiency, and satisfaction of clients.
Our solutions are central to the financial institution’s technology ecosystem and help drive additional volume for our customers both directly and indirectly through our Partner Marketplace. Our omni-channel borrowing experience seamlessly integrates all the touch points a borrower may have with the financial institution (remote via the web or an app, in person at a branch, or telephonically through an operator). In addition to our streamlined workflow, which has been refined over twenty-five years with input from across our customer base, our Partner Marketplace provides our customers with optional integrations, the collective capabilities of which we believe further distinguish our solution from that of competitors.
We deliver our solutions to most of our customers using a SaaS model under which our customers pay subscription fees for the use of our solutions as well as fees for transactions processed using our solutions. Our subscription fees consist of revenues from software solutions that are governed by pricing and terms contained in contracts between us and our customers. The initial term of our contracts is typically three years but may range from one to seven years. Our customer contracts are typically not cancellable without penalty. Our contracts almost always contain an evergreen auto-renewal term that is often for a one-year extension after the initial term, but can extend the auto-renewal of the contract up to the length of the original term. Our subscription fee revenues include annual base fees, platform partner fees, and, depending on the product, fees per search or per loan application or per closed loan (with contractual minimums based on volume) that are charged on a monthly basis, which we refer to as volume-based fees. We earn additional revenues based on the volume of applications or closed loans processed above our customers’ contractual minimums.
As a result of this pricing approach, our revenues grow as our customers add additional transaction types, purchase more modules, utilize more of our partner integrations, or see increased transaction volume. We generally sell our solutions through our direct sales organization or channel partners and recognize our subscription fee revenues over the terms of the customer agreements.

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
In addition, we believe there is untapped market potential in the digital lending and account opening markets. We believe significant opportunity for additional customer acquisition and revenue growth exists as financial institutions continue to adopt online lending and account opening practices and require more efficient technologies. We provide these services to institutions of all sizes and complexities but currently focus on the middle market. By focusing on better sales execution, providing and allocating resources where needed, and improving marketing efforts, we are confident in our ability to expand our customer base within our current target market.
We cater largely to financial institutions such as community banks and credit unions with assets under management between $100 million and $10 billion. For these institutions, lending is often the single most important revenue driver with approximately 70% of revenue for the full-year 2023 attributable to lending activities, according to the Federal Deposit Insurance Corporation as of April 3, 2024. In recent years, community banks have continued to compete with their typically larger non-community bank competitors. An opportunity exists in expanding our target market to new customers with greater than $10 billion in assets under management that are interested in retail-focused, configurable lending software solutions.
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
We have designed our Partner Marketplace to act as the gateway for third parties to access our customers, which allows our customers to leverage the capabilities from these third parties to enable an accelerated loan process with improved efficiency and reduced cost. We capitalize on one-time service fees from our partners upon their integration into our Partner Marketplace and a revenue share from our partners as they derive revenues from our software solutions. As we grow our business, we expect to add additional product partners and drive additional monetization opportunities. We also intend to cultivate and leverage existing and future partners to grow our market presence.
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
Global Considerations
Economic Uncertainty, Fluctuating Inflation, and Elevated Interest Rates
We are also closely monitoring the recent volatility in capital markets, elevated inflation rates, and the increased economic uncertainty in the United States, which has led to increased uncertainty about business continuity. Additionally, interest rates, including for mortgages and consumer lending, are elevated compared to historical rates and may increase further in the future or stay at elevated levels. These factors may adversely affect our business and our results of operations. As our customers react to global economic conditions and economic volatility, we may see reduced spending on our products and lower loan volumes as financial institutions face challenges attracting deposits and, therefore, may take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.

Inflation rates, particularly in the United States, have increased to elevated levels in recent years. Increased inflation may result in decreased demand for mortgages and consumer lending, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. Although interest rates began to decline in 2024, the United States Federal Reserve could hold interest rates at elevated levels or raise interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may cause us to experience lower than expected volumes if there is a decrease in customer spending.
As economic conditions continue to change quickly and are subject to rapid and possibly material change, we will continue to actively monitor these factors and may take actions that alter our business operations as we may determine are in the best interests of our customers and stockholders.
Developments in 2024
Debt Modification
In May 2024, we entered into a Refinancing Amendment and First Amendment to Credit Agreement, or the 2024 Amendment, to amend our credit agreement dated as of November 10, 2021, as amended, which, among other things, lowered the interest rate margin on our term loan and increased the aggregate principal amount of the term loan by $50.0 million. We incurred $1.3 million in additional fees related to the 2024 Amendment, of which $0.8 million were deferred and recorded as debt issuance costs. Excluding the impact of volatility in Term SOFR, the 2024 Amendment is anticipated to increase interest expense by approximately $0.5 million per quarter, commencing with the fiscal quarter ended June 30, 2024. Increases to Term SOFR during any period would in turn increase our effective interest rate and result in higher interest expense, including acceleration of amortization of debt issuance costs. Our effective interest rate on our term loan was 7.4% as of December 31, 2024.
Organizational Realignment Plan
In January 2024, our board of directors authorized an organizational realignment plan, or the 2024 Realignment Plan, that was designed to manage operating costs, enable efficient delivery on business objectives, and allow for growth in areas of strategic importance. The 2024 Realignment Plan included a reduction of the Company’s then-current workforce by approximately 12%. We completed the 2024 Realignment Plan in the second quarter of 2024. Restructuring charges of $4.0 million for severance and related costs were recognized during the year ended December 31, 2024. These charges are reflected in restructuring related costs on our consolidated statements of operations.
February 2025 Stock Repurchase Program
In February 2025, our board of directors authorized a new stock repurchase program to acquire up to $129.5 million of the Company’s common stock including commissions, fees, and excise taxes, superseding all prior authorized stock repurchase programs, with no fixed expiration date and no requirements to purchase any minimum number of shares. Shares may be repurchased under the repurchase program through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. Any shares of common stock repurchased under the repurchase program will be retired and automatically returned to the status of authorized but unissued shares of common stock.

January 2024 Stock Repurchase Program
In January 2024, our board of directors authorized a new stock repurchase program to acquire up to $125.0 million of our common stock, with no fixed expiration date and no requirement to purchase any minimum number of shares, or the 2024 Stock Repurchase Program. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, working capital needs, general business and market conditions, regulatory requirements, and other investment opportunities. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase programs may be commenced, suspended, or terminated at any time by us at our discretion without prior notice. Any shares of common stock repurchased under the 2024 Stock Repurchase Program will be retired and automatically returned to the status of authorized but unissued shares of common stock. Approximately $105 million (including excise taxes) of the 2024 Stock Repurchase Program was used for stock repurchases during the year ended December 31, 2024, including $44.4 million for the repurchase in connection with the February Secondary Offering, as described below. The 2024 Stock Repurchase Program has been superseded by the February 2025 Stock Repurchase Program described above.
Secondary Offerings by Selling Stockholders and Related Common Stock Repurchase
On September 30, 2024, we completed an underwritten secondary offering for the sale of 6,000,000 shares of common stock by certain funds managed by Thoma Bravo, L.P., at an offering price of $21.05 per share, or the September Secondary Offering. In connection with the September Secondary Offering, the selling stockholders granted the underwriters a 30-day option to purchase up to an additional 900,000 shares of common stock at the offering price of $21.05 per share. The underwriters partially exercised their option to purchase an additional 650,000 shares of common stock on October 18, 2024, and the remaining portion of the option expired unexercised on October 26, 2024. We did not receive any proceeds from the sale of our common stock by the selling stockholders in the September Secondary Offering. We incurred costs of $0.7 million in connection with the September Secondary Offering, which were recorded in general and administrative expenses on our consolidated statements of operations.
On February 9, 2024, we completed an underwritten secondary offering for the sale of 6,906,015 shares of common stock by certain of our existing stockholders, at an offering price of $19.00 per share, or the February Secondary Offering. In connection with the February Secondary Offering, selling stockholders granted the underwriters a 30-day option to purchase up to an additional 675,000 shares of common stock from the selling stockholders at the public offering price, less underwriting discounts and commissions. The underwriters did not exercise their option to purchase any additional shares before the expiration of this 30-day window. We did not receive any proceeds from the sale of our common stock by the selling stockholders in the February Secondary Offering. We incurred costs of $1.4 million in connection with the February Secondary Offering, which were recorded in general and administrative expenses on our consolidated statements of operations.
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
We have concluded that our subscription fees related to monthly usage above the levels included in the standard subscription fee relate specifically to the transfer of the service to the customer in that month and are consistent with the allocation objective when considering all the performance obligations and payment terms in the contract. Therefore, we generally recognize additional usage revenues in the month when the usage amounts are determined and reported. This allocation reflects the amount we expect to receive for the services for the given period.
We have a limited number of legacy customers that host and manage their solutions on-premise under term license and maintenance agreements. We no longer market or sell our solutions under this type of arrangement and these legacy customers represents an immaterial amount of our subscription fee revenues. However, there is no planned sunset or end of life for these on-premise solutions.
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
We capitalize certain software development costs related to programmers, software engineers, and quality control teams working on our software solutions. We commence amortization of capitalized costs for solutions that are ready for their intended use. Capitalized software development costs are amortized to cost of revenues over their estimated economic lives.
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
General and administrative expenses include depreciation of property and equipment and amortization of acquired intangible assets. Identifiable intangible assets with finite lives, such as customer relationships, trademarks, and non-competition agreements, are amortized over their estimated useful lives on a straight-line basis.
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

We believe that continuing to improve and enhance our solutions is essential to maintaining our reputation for innovation and growing our customer base and revenues. We plan to continue investing in research and development by increasing our software development capacity. As a result, we expect our research and development expenses to increase in absolute dollars, over the long term as we scale the business.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, employee benefits, bonuses, and share-based compensation. Sales and marketing expenses also include expenses related to advertising, lead generation, promotional event programs, corporate communications, travel, outside consulting fees, and allocated overhead. Sales commissions and related payroll benefits related to our customer agreements are generally capitalized and then amortized over the expected period of customer benefit.
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
Total Other (Income) Expense, Net
Total other (income) expense, net consists primarily of interest expense attributable to our credit facilities and amortization of debt issuance costs partially offset by interest income from our interest-bearing cash accounts.
Provision For Income Taxes
Our income tax expense includes the changes for the deferred tax asset valuation allowance, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits that reflect management’s best estimate of current and future taxes to be paid. We are subject to federal income taxes in the United States and numerous state jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. We assess whether a valuation allowance should be recorded against our deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” realization standard. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the past and current trend in volatility in our business operating environment which has impacted our current ability and expectation to generate sufficient future taxable income to fully realize our deferred tax assets, we have determined that it is more likely that we would not be able to utilize all of our deferred tax assets, and therefore, we have established a partial valuation allowance on our deferred tax assets as of December 31, 2024, and 2023, of $34.7 million and $29.4 million, respectively.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues, net	$316,298	$303,617	$288,046
Cost of revenues:
Subscription and services (1)	89,273	90,362	90,778
Amortization of developed technology	19,255	18,129	15,553
Total cost of revenues	108,528	108,491	106,331
Gross profit	207,770	195,126	181,715
Operating expenses:
General and administrative (1)	116,458	92,663	82,649
Research and development (1)	39,454	47,517	42,592
Sales and marketing (1)	43,182	35,792	23,658
Restructuring related costs (1)	4,040	3,621	—
Acquisition related costs	—	—	4,228
Total operating expenses	203,134	179,593	153,127
Operating income	4,636	15,533	28,588
Other (income) expense, net:
Interest and other income	(4,924)	(4,029)	(1,063)
Interest expense	38,424	38,158	24,227
Total other expense, net	33,500	34,129	23,164
(Loss) income before provision for income taxes	(28,864)	(18,596)	5,424
Provision for income taxes	908	23,943	4,130
Net (loss) income	$(29,772)	$(42,539)	$1,294
______________
(1)Share-based compensation is as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$4,705	$3,848	$4,630
General and administrative	29,984	16,456	9,499
Research and development, net of amounts capitalized	9,663	7,060	6,472
Sales and marketing	7,010	3,849	2,160
Acceleration (forfeitures) included in restructuring related costs	(7)	(663)	—
Total share-based compensation expense	$51,355	$30,550	$22,761

Comparison of the years ended December 31, 2024 and 2023
Revenues, net

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Revenues, net	$316,298	$303,617	$12,681	4%
Revenues increased from 2023 to 2024 primarily due to higher revenue of $17.1 million from our Lending Software Solutions from new and existing customers. The increase was partially offset by lower revenue of $4.4 million from our Data Verification Software Solutions driven by lower volumes in our mortgage-related revenues. For both of our solutions, we receive incremental revenues if customers exceed their minimum commitments for monthly transactions. This is typically based on number of applications or closed and funded loans for Lending Software Solutions and credit, tenant, or employment verification reports for our Data Verification Software Solutions.
During 2023, we lowered our estimate of variable consideration by $2.3 million associated with a channel reseller contract in Lending Software Solutions due to a commercial dispute as the amount we expected to receive under this contract was reduced and receipt of this amount was no longer considered probable. There were no similar adjustments to our estimates of variable consideration during 2024.
Cost of Revenues and Gross Profit
Subscription and services

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Subscription and services	$89,273	$90,362	$(1,089)	(1)%
Subscription and services cost of revenues decreased $1.1 million, or 1%, from 2023 to 2024. The decrease was primarily due to a $2.1 million decrease in third-party costs, which was driven by lower Data Verification Software Solutions volumes due to lower volumes in our mortgage-related revenues, as well as decreases in various other expenses. The decrease was partially offset by higher employee-related costs of $1.8 million, including higher share-based compensation expense of $0.9 million.
Amortization of Developed Technology

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Amortization of Developed Technology	$19,255	$18,129	$1,126	6%
Amortization of developed technology increased $1.1 million, or 6%, from 2023 to 2024. The increase was due to increased amortization for internally developed software as we continue to build and enhance our product offerings.
Gross Profit

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Gross profit	$207,770	$195,126	$12,644	6%
Gross profit increased $12.6 million, or 6%, from 2023 to 2024. The increase was primarily due to higher Lending Software Solutions revenue and a decrease in third-party costs driven by lower Data Verification Software Solutions volumes. The increase was partially offset by lower Data Verification Software Solutions revenue, higher employee-related costs, and higher amortization of developed technology.

Operating Expenses
General and Administrative

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
General and administrative	$116,458	$92,663	$23,795	26%
General and administrative expenses increased $23.8 million, or 26%, from 2023 to 2024. Share-based compensation expense increased $13.5 million. Legal fees increased $6.4 million from 2023 to 2024, including $1.9 million related to the settlement of class action litigation claims and related legal expenses and $2.1 million related to our Secondary Offerings. Advisory fees increased $3.0 million from 2023 to 2024, including $1.3 million for services performed by a third party related to efforts to remediate our material weakness. Audit and tax professional fees increased $0.6 million. These increases were partially offset by a decline in general insurance of $1.1 million from 2023 to 2024.
Research and Development

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Research and development	$39,454	$47,517	$(8,063)	(17)%
Research and development expenses decreased $8.1 million, or 17%, from 2023 to 2024. The decrease from 2023 to 2024 was primarily due to lower employee-related and contractor costs of $7.6 million, which was net of amounts capitalized and a $2.6 million increase in stock compensation. Due to the 2024 Realignment Plan, there was lower headcount on our research and development teams resulting in lower costs. Rent expense declined $0.4 million from 2023 to 2024 due to the expiration of a lease in December 2023.
Sales and Marketing

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Sales and marketing	$43,182	$35,792	$7,390	21%
Sales and marketing expenses increased $7.4 million, or 21%, from 2023 to 2024. The increase was driven by higher employee-related costs of $5.4 million from increased headcount on our sales and marketing teams and higher share-based compensation of $3.2 million. Commissions increased $1.1 million, net of amounts capitalized.
Restructuring Related Costs

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Restructuring related costs	$4,040	$3,621	$419	12%
Restructuring related costs are costs related to the 2024 Realignment Plan completed during 2024 and the 2023 Restructuring Plan completed in 2023. Restructuring related costs were primarily related to cash payments for severance, net of non-cash stock compensation forfeitures and acceleration, and other termination-related costs.
Total Other Expense, net

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Total other expense, net	$33,500	$34,129	$(629)	(2)%
Total other expenses, net decreased $0.6 million, or 2%, from 2023 to 2024. Other income in 2024 included the receipt of a $0.8 million indemnity claim from a past acquisition. Interest income on our cash and cash equivalents was higher by $0.5 million, while interest expense increased $0.3 million.

Provision for Income Taxes

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Provision for income taxes	$908	$23,943	$(23,035)	(96)%
Provision for income taxes decreased $23.0 million from 2023 to 2024. The decrease was primarily due to the valuation allowance provision of $5.2 million in 2024 compared to $29.4 million in 2023. The valuation allowance was recorded in 2023. The provision was also impacted by a higher limitation on certain employee remuneration under section 162(m) of the Internal Revenue Code and a lower benefit from our loss before provision for income taxes and research and development credits.
Comparison of the Years Ended December 31, 2023 and 2022
For a comparison of our results of operations and cash flows for the years ended December 31, 2023, and 2022, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $92.8 million and accounts receivable of $34.4 million. We also have an unused revolving credit facility of $50.0 million under our Credit Agreement. Based upon our current levels of operations, we believe that our cash flows from operations along with our other sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.
We have financed our operations primarily through cash flows from operations, long-term debt, and proceeds from equity issuances. In May 2024, in connection with the 2024 Amendment to our Credit Agreement, we increased the aggregate principal amount of the term loan by $50.0 million. We have also filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, that became effective January 8, 2024, under which we may offer or sell, in one or more offerings, our common stock, preferred stock, warrants, debt securities, and/or units consisting of some or all of these securities in a maximum aggregate amount of up to $500.0 million.
Our primary uses of cash are funding operations, stock repurchases, debt principal and interest payments, capital expenditures, and acquisitions. Our use of cash is impacted by the timing and extent of the required payments for each of these activities. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced solutions, the seasonality impacts on our business, the timing and extent of spending to support our growth strategy, the continued market acceptance of our solutions, the future acquisitions of solutions or businesses, and future stock repurchases. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. We continue to monitor our financing requirements and may pursue refinancing opportunities to potentially reduce interest rates and extend maturities. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Net cash provided by (used in):
Operating activities	$77,802	$67,964	$9,838	14%
Investing activities	(7,459)	20,133	(27,592)	(137)%
Financing activities	(58,019)	(63,436)	5,417	9%
Net increase in cash, cash equivalents	$12,324	$24,661	$(12,337)	(50)%
Cash Flows from Operating Activities
Our largest source of operating cash is cash collection from sales of subscription fees to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, payments to third-party vendors, and interest expense. The increase in operating cash flow from 2023 to 2024 was driven by a higher net income after adjusting for non-cash items of $11.1 million. The increase was partially offset by a use of cash of $1.2 million from the net change in working capital and other operating assets and liabilities.
Net cash provided by operating activities of $77.8 million in 2024 was primarily driven by net loss of $29.8 million adjusted for non-cash operating items of $115.7 million (primarily depreciation and amortization of $62.3 million and share-based compensation of $51.4 million) and an increase in accounts payable of $2.4 million. These sources were offset by an increase in prepaid expenses and other assets of $5.7 million, an increase in accounts receivable of $2.2 million, and a decrease in accrued liabilities and deferred revenue of $2.7 million.
Net cash provided by operating activities of $68.0 million in 2023 was primarily driven by net loss of $42.5 million adjusted for non-cash operating items of $117.4 million (primarily depreciation and amortization of $61.2 million, share-based compensation of $30.6 million, and deferred income taxes of $23.6 million) and an increase in accounts payable of $3.2 million. These sources were offset by an increase in prepaid expenses and other assets of $7.0 million, an increase in accounts receivable of $0.4 million, and a decrease in accrued liabilities and deferred revenue of $2.6 million.
Cash Flows from Investing Activities
Net cash used in investing activities in 2024 was $7.5 million compared to net cash provided by investing activities in 2023 of $20.1 million. Capitalized software additions were $7.1 million and $9.3 million in 2024 and 2023, respectively. Purchases of property and equipment were $0.4 million and $0.9 million in 2024 and 2023, respectively. In 2023, $30.0 million was received from an escrow release related to a prior acquisition and $0.3 million was received related to a prior acquisition.
Cash Flows from Financing Activities
Net cash used in financing activities was $58.0 million and $63.4 million in 2024 and 2023, respectively. Repurchases of common stock and related excise taxes paid were $105.3 million and $61.2 million in 2024 and 2023, respectively. Proceeds from the issuance of debt net of payments for principal and debt issuance costs was $44.5 million in 2024. Principal payments of debt were $4.4 million in 2023. Proceeds from the exercise of stock options and employee stock purchase plan, net of taxes paid related to net share settlement of restricted stock units, were $2.8 million and $2.4 million in 2024 and 2023, respectively.

Debt
As of December 31, 2024, our term loan had principal outstanding of $472.7 million with approximately $4.8 million due in each of 2025, 2026, and 2027, in each case, payable in equal quarterly installments, with the remainder due at maturity in November 2028. We were in compliance with all debt covenants as of December 31, 2024. There were no borrowings under our $50.0 million revolving credit facility as of December 31, 2024. For a detailed description of our debt, please see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We do not have any special purpose entities or off-balance sheet financing arrangements.
Stock Repurchase Program
In May 2022, our board of directors authorized a stock repurchase program to acquire up to $75.0 million of our common stock, with no fixed expiration date and no requirement to purchase any minimum number of shares, or the 2022 Stock Repurchase Program. In January 2024, the Company’s board of directors authorized a stock repurchase program to acquire up to $125.0 million of our common stock, including the costs of commissions, fees, and excise taxes, with no fixed expiration date and no requirement to purchase any minimum number of shares, or the 2024 Stock Repurchase Program. Subsequent to the end of the 2024 fiscal year, in February 2025, our board of directors authorized a new stock repurchase program to acquire up to $129.5 million of our common stock, superseding all prior authorized stock repurchase programs, with no fixed expiration date and no requirements to purchase any minimum number of shares.
The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, working capital needs, general business and market conditions, regulatory requirements, and other investment opportunities. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934. The repurchase program may be commenced, suspended, or terminated at any time by the Company at its discretion without prior notice. As of December 31, 2024, there was a total of $29.7 million remaining for repurchase under the superseded 2022 and 2024 Stock Repurchase Programs.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, server equipment, and co-location data center facilities that expire through December 2026. As of December 31, 2024, the future non-cancelable minimum payments under these commitments were approximately $1.2 million, with payments of $0.7 million due in the next 12 months and $0.5 million due thereafter. In addition to our leasing arrangements, we have other contractual commitments primarily related to third-party cloud infrastructure agreements and service subscription arrangements used to support operations at the enterprise level. As of December 31, 2024, our total commitments under these agreements were approximately $13.1 million, of which payments of $4.3 million are due in the next 12 months and $8.8 million are due thereafter. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
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
We believe that of our significant accounting policies, which are described in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements, the following accounting policies and specific estimates involve a greater degree of judgment and complexity.
Goodwill Impairment Test
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested for impairment at least annually, as of October 1, at the reporting unit level or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Events or changes in circumstances which could trigger an impairment review include consideration of certain key factors including macroeconomic conditions, industry and market conditions, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not the fair value of its reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test. The Company determined that impairment of goodwill was not likely and thus was not required to perform a quantitative assessment in 2024.
Intangible Assets Impairment Test
We evaluate whether there has been an impairment of identifiable intangible assets with definite useful economic lives, or of the remaining life of such assets, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the carrying value or remaining period of amortization of any asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to fair value or a revision in the remaining amortization period is required. No events or changes in circumstances indicated that the carrying value or remaining period of amortization may be impaired in 2024.
Income Taxes
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not more likely than not to be recognized, deferred tax assets are reduced by a valuation allowance. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Following this analysis, if we determine that deferred tax assets are more likely than not to be realized in the future, in excess of their net recorded amount, we will make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. After analyzing all available evidence, including the past and current trend in volatility in our business operating environment which has impacted our current ability and expectation to generate sufficient future taxable income to fully realize our deferred tax assets, we have determined that it is more likely that we would not be able to utilize all of our deferred tax assets, and therefore, we have established a partial valuation allowance on our deferred tax assets of $34.7 million and $29.4 million as of December 31, 2024, and 2023, respectively, to reduce our deferred tax assets.

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
Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, because they may calculate non-GAAP financial results differently. In addition, there are limitations in using non-GAAP financial measures, because they are not prepared in accordance with GAAP and exclude expenses that may have a material impact on our reported financial results. In particular, amortization and depreciation, interest expense, and share-based compensation expense, which are excluded from adjusted EBITDA have been and we expect will continue to be significant recurring expenses in our business for the foreseeable future. Income tax expense is also excluded from adjusted EBITDA and can be volatile due to temporary and permanent differences between GAAP and IRS statutory regulations, and changes resulting from recording valuation allowances due to identified impairments in our deferred tax assets. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge you to review the reconciliations of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.
Adjusted EBITDA
We define adjusted EBITDA as net (loss) income before interest expense, provision for income taxes, depreciation and amortization of intangible assets, share-based compensation expense, employer payroll taxes on employee stock transactions, expenses associated with our public offerings, restructuring related costs, expenses related to debt modification, litigation related charges and gains not related to our core business, expenses for services performed by a third party consultant related to efforts to remediate our material weakness, third-party acquisition related costs, and deferred revenue reductions from purchase accounting for acquisitions prior to 2022.
We have provided below a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure.
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

Adjusted EBITDA should not be considered as an alternative to net (loss) income or any other measure of financial performance calculated and presented in accordance with GAAP. The use of adjusted EBITDA as an analytical tool has limitations such as:
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
The following table presents a reconciliation of net (loss) income to adjusted EBITDA for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(29,772)	$(42,539)	$1,294
Interest expense	38,424	38,158	24,227
Provision for income taxes	908	23,943	4,130
Depreciation and amortization of intangible assets	58,252	57,829	53,982
Share-based compensation expense	51,362	31,213	22,761
Employer payroll taxes on employee stock transactions	1,587	687	350
Expenses associated with public offering	2,114	—	—
Litigation related charges(1)	1,692	—	—
Expenses related to debt modification(2)	473	—	—
Restructuring related costs	4,040	3,621	—
Expenses associated with material weakness remediation(3)	1,347	—	—
Acquisition related costs	277	—	4,228
Deferred revenue reduction from purchase accounting for acquisitions prior to 2022(4)	—	78	227
Adjusted EBITDA	$130,704	$112,990	$111,199
___________
(1)Litigation-related charges pertains to litigation settlements and related legal fees. During the year ended December 31, 2024, we incurred $1.5 million in settlements of class action lawsuits and $0.4 million in third-party legal fees directly related to the settlements. During the year ended December 31, 2024, we recognized a $0.2 million gain on a favorable litigation settlement.
(2)Expenses related to debt modification are legal and other third party costs incurred in relation to the 2024 Amendment of our Credit Agreement in May 2024.
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
Interest Rate Risk
We had cash of $92.8 million as of December 31, 2024, consisting of bank deposits. We did not hold any cash or cash equivalents as of December 31, 2024 that held a significant degree of interest rate risk.
As of December 31, 2024, we had an outstanding principal amount of $472.7 million for the term loan under our Credit Agreement. The interest rate on our term loan is floating and, therefore, changes in interest rates could adversely affect our future earnings and cash flows. Our term loan bears interest based on the adjusted benchmark rate, plus an applicable rate, which was equivalent to 2.75% at December 31, 2024.
Based on the amount of variable rate debt outstanding at December 31, 2024, and holding the principal amount outstanding at December 31, 2024 constant, each 100 basis-point increase in interest rates would increase the interest we incur by $4.7 million per year.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
MeridianLink, Inc.
Costa Mesa, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MeridianLink, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
San Francisco, California
March 13, 2025

MERIDIANLINK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$92,765	$80,441
Accounts receivable, net	34,422	32,412
Prepaid expenses and other current assets	10,973	11,574
Total current assets	138,160	124,427
Property and equipment, net	2,167	3,337
Right of use assets, net	1,095	1,140
Intangible assets, net	201,522	251,060
Goodwill	610,063	610,063
Other assets	8,326	6,224
Total assets	$961,333	$996,251

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,798	$4,405
Accrued liabilities	29,383	30,673
Deferred revenue	17,170	17,224
Current portion of debt, net of debt issuance costs	3,678	3,542
Total current liabilities	57,029	55,844
Long-term debt, net of debt issuance costs	464,922	420,004
Deferred tax liabilities, net	11,287	10,823
Long-term deferred revenue	75	792
Other long-term liabilities	527	541
Total liabilities	533,840	488,004
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 76,049,681 and 78,447,701 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	127	129
Additional paid-in capital	709,057	654,634
Accumulated deficit	(281,691)	(146,516)
Total stockholders’ equity	427,493	508,247
Total liabilities and stockholders’ equity	$961,333	$996,251
The accompanying notes are an integral part of the consolidated financial statements.

MERIDIANLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues, net	$316,298	$303,617	$288,046
Cost of revenues:
Subscription and services	89,273	90,362	90,778
Amortization of developed technology	19,255	18,129	15,553
Total cost of revenues	108,528	108,491	106,331
Gross profit	207,770	195,126	181,715
Operating expenses:
General and administrative	116,458	92,663	82,649
Research and development	39,454	47,517	42,592
Sales and marketing	43,182	35,792	23,658
Restructuring related costs	4,040	3,621	—
Acquisition related costs	—	—	4,228
Total operating expenses	203,134	179,593	153,127
Operating income	4,636	15,533	28,588
Other (income) expense, net:
Interest and other income	(4,924)	(4,029)	(1,063)
Interest expense	38,424	38,158	24,227
Total other expense, net	33,500	34,129	23,164
(Loss) income before provision for income taxes	(28,864)	(18,596)	5,424
Provision for income taxes	908	23,943	4,130
Net (loss) income	$(29,772)	$(42,539)	$1,294

Net (loss) income per share:
Basic	$(0.39)	$(0.53)	$0.02
Diluted	$(0.39)	$(0.53)	$0.02
Weighted average common stock outstanding:
Basic	76,270,632	80,349,895	80,454,356
Diluted	76,270,632	80,349,895	82,403,679
The accompanying notes are an integral part of the consolidated financial statements.

MERIDIANLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share/unit amounts)

	Common Stock				Stockholders’ Equity
	Shares	Amount	Additional paid-in capital	Accumulated deficit
Balance at January 1, 2022	79,734,984	$88	$596,542	$(40,352)	$556,278
Vesting of restricted stock awards ("RSAs")	599,599	39	—	—	39
Vesting of restricted stock units ("RSUs")	398,407	1	—	—	1
Issuance of common stock due to exercise of stock options	33,359	—	211	—	211
Issuance of common stock through employee stock purchase plan	127,700	—	1,777	—	1,777
Shares withheld related to net share settlement of RSUs	(11,956)	—	(206)	—	(206)
Repurchases of common stock	(237,641)	—	—	(3,375)	(3,375)
Share-based compensation expense	—	—	23,072	—	23,072
Net income	—	—	—	1,294	1,294
Balance at December 31, 2022	80,644,452	$128	$621,396	$(42,433)	$579,091
Vesting of RSAs	63,055	4	—	—	4
Vesting of RSUs	1,055,665	1	—	—	1
Issuance of common stock due to exercise of stock options	304,332	—	2,373	—	2,373
Issuance of common stock through employee stock purchase plan	131,424	—	1,679	—	1,679
Shares withheld related to net share settlement of RSUs	(87,495)	—	(1,667)	—	(1,667)
Repurchases of common stock	(3,663,732)	(4)	—	(61,544)	(61,548)
Share-based compensation expense	—	—	30,853	—	30,853
Net loss	—	—	—	(42,539)	(42,539)
Balance at December 31, 2023	78,447,701	$129	$654,634	$(146,516)	$508,247
Vesting of RSUs	2,390,289	2	(2)	—	—
Issuance of common stock due to exercise of stock options	699,027	1	6,884	—	6,885
Issuance of common stock through employee stock purchase plan	129,925	—	1,807	—	1,807
Shares withheld related to net share settlement of RSUs	(288,348)	—	(5,886)	—	(5,886)
Repurchases of common stock	(5,328,913)	(5)	—	(105,403)	(105,408)
Share-based compensation expense	—	—	51,620	—	51,620
Net loss	—	—	—	(29,772)	(29,772)
Balance at December 31, 2024	76,049,681	$127	$709,057	$(281,691)	$427,493
The accompanying notes are an integral part of the consolidated financial statements.

MERIDIANLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(29,772)	$(42,539)	$1,294
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,358	1,860	2,318
Amortization of intangible assets	56,894	55,969	51,663
Amortization of costs capitalized to obtain revenue contracts	4,056	3,342	2,563
Provision for expected credit losses	778	930	—
Amortization of debt issuance costs	653	1,085	2,760
Share-based compensation expense	51,355	30,550	22,761
Deferred income taxes	464	23,630	1,905
Loss on disposal of property and equipment	102	—	678
Gain on change in fair value of earnout	—	—	(162)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,183)	(443)	(7,005)
Prepaid expenses and other assets	(5,655)	(7,007)	(2,265)
Accounts payable	2,435	3,170	(1,564)
Accrued liabilities	(1,912)	(2,514)	(2,281)
Deferred revenue	(771)	(69)	1,922
Net cash provided by operating activities	77,802	67,964	74,587
Cash flows from investing activities:
Capitalized software additions	(7,092)	(9,250)	(8,228)
Purchases of property and equipment	(367)	(943)	(1,136)
Return (payment) of escrow deposit	—	30,000	(30,000)
Funds received in connection with former business combination	—	1,219	—
Funds paid in connection with former business combination	—	(1,219)	—
Acquisition, net of cash acquired – Beanstalk Networks LLC	—	326	(61,830)
Acquisition, net of cash and restricted cash acquired – StreetShares, Inc.	—	—	(23,137)
Net cash (used in) provided by investing activities	(7,459)	20,133	(124,331)
Cash flows from financing activities:
Repurchases of common stock	(104,847)	(61,171)	(3,375)
Excise taxes paid on share repurchases	(403)	—	—
Proceeds from exercise of stock options	6,885	2,373	211
Proceeds from employee stock purchase plan	1,807	1,679	1,777
Taxes paid related to net share settlement of restricted stock units	(5,886)	(1,667)	(206)
Principal payments of debt	(4,660)	(4,350)	(3,263)
Proceeds from debt issuance	50,000	—	—
Payments of debt issuance costs	(840)	—	—
Payments of deferred offering costs	(75)	(300)	—
Payment of Regulation A+ investor note	—	—	(3,265)
Net cash used in financing activities	(58,019)	(63,436)	(8,121)
Net increase (decrease) in cash and cash equivalents	12,324	24,661	(57,865)
Cash and cash equivalents, beginning of period	80,441	55,780	113,645
Cash and cash equivalents, end of period	$92,765	$80,441	$55,780

MERIDIANLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$37,958	$37,018	$21,348
Cash paid for income taxes	690	2,522	1,343
Non-cash investing and financing activities:
Shares withheld with respect to net settlement of restricted stock units	5,886	1,667	206
Initial recognition of operating lease liabilities	623	—	3,791
Initial recognition of operating lease right-of-use assets	592	—	3,047
Excise taxes payable included in repurchases of common stock	561	377	—
Share-based compensation expense included in capitalized software additions	265	303	311
Purchase price allocation adjustment related to income tax effects for StreetShares acquisition	—	1,132	—
Purchase price allocation adjustment for Beanstalk Networks LLC acquisition	—	274	—
Purchases of property and equipment included in accounts payable and accrued liabilities	2	80	72
Costs related to shelf registration on Form S-3 included in accrued liabilities	—	75	—
Regulation A+ investor note assumed in business combination	—	—	3,265
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
Certain amounts within the prior periods’ consolidated statements of cash flows have been revised to conform to the current period presentation. Depreciation, amortization of intangible assets, and amortization of costs capitalized to obtain revenue contracts were revised to be shown separately as adjustments to reconcile net (loss) income to net cash provided by operating activities. The revisions had no impact on the net cash provided by operating activities and did not change other amounts reported within the consolidated balance sheets, statements of operations, or statements of stockholders’ equity.
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
As of December 31, 2024 and 2023, the Company did not have any customers that accounted for greater than 10% of accounts receivable. For the years ended December 31, 2024, 2023, and 2022, the Company did not have any customers that accounted for greater than 10% of net revenues.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. As of December 31, 2024, and 2023, cash consisted of checking deposit accounts and demand deposit accounts. As of December 31, 2023, cash equivalents included $66.8 million held in a money market fund, and none as of December 31, 2024.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivable includes billed and unbilled receivables, net of an allowance for credit losses. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The Company recognizes an allowance for credit losses on accounts receivable in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and estimated future conditions, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.
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
Property and Equipment
The Company records property and equipment at cost or fair market value on the acquisition date, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

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
Leases
Leases arise from contractual obligations that convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. At the inception of the contract, the Company determines if an arrangement contains a lease based on whether there is an identified asset and whether the Company controls the use of the identified asset. The Company also determines the classification of that lease, between financing and operating, at the lease commencement date. The Company accounts for and allocates consideration to the lease and non-lease components as a single lease component. The Company does not have any financing leases.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
The Company subleases certain unoccupied leased office space. Sublease income is recorded as a reduction of rent expense straight-line over the term of the sublease. The Company tests ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease.
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
Capitalized Internal-Use Software Costs
For development costs related to internal use software, the Company capitalizes qualifying computer software development costs that are incurred during the application development stage. Once the application development stage is reached, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. These capitalized costs are amortized on a straight-line basis over the expected useful life of the software of 3 years. Costs related to preliminary project activities and post-implementation activities for developed technology are expensed as incurred. Such capitalized costs related to developed technology are included within the intangible assets balance on the consolidated balance sheets.
Capitalized Cloud Computing Arrangement Costs
The Company capitalizes certain costs associated with cloud computing arrangements (“CCA”) that are service contracts, including third party software development costs that are part of the application development stage. Capitalized costs for cloud computing arrangements are included in prepaid expenses and other current assets, and other assets on the Company’s consolidated balance sheets. Amounts capitalized are amortized as general and administrative expenses and cost of revenues on the consolidated statements of operations over 2 to 5 years beginning on the date the associated hosting arrangement is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, including intangible assets with finite lives, right of use assets, costs capitalized to obtain revenue contracts, and property and equipment, whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. The impairment to be recognized is measured as the amount by which the carrying amount exceeds the fair value of the assets.

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
The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not the fair value of its reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test.
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
The carrying amounts of most of the Company’s financial instruments, including cash and cash equivalents approximate fair value due to their high liquidity in actively quoted trading markets and their short maturities. The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities, and short-term deferred revenue approximate fair value due to their short maturities. The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt as of December 31, 2024, and 2023 based upon the interest rates that the Company believes it can currently obtain for similar debt, which is considered a level 2 input to determine fair value.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Revenue Recognition
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
The Company delivers its solutions using a SaaS model under which its customers pay subscription fees for the use of the Company’s solutions as well as fees for transactions processed. The Company’s subscription fees consist of revenues from software solutions that are governed by pricing and terms contained in contracts between the Company and its customers. The initial term of contracts with customers is typically three years, but may range from one to seven years. Customer contracts are typically not cancellable without penalty, and almost always contain an evergreen auto-renewal term that is often for a one-year extension after the initial term, but can extend the auto-renewal of the contract up to the length of the original term. The Company’s subscription fee revenues include annual base fees, platform partner fees, and, depending on the product, fees per search or per loan application or per closed loan (with contractual minimums based on volume) that are charged on a monthly basis, which is referred to as volume-based fees. The Company earns additional revenues based on the volume of applications or closed loans processed above its customers’ contractual minimums.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
The Company has concluded that its subscription fees related to monthly usage above the levels included in the standard subscription fee relate specifically to the transfer of the service to the customer in that month and is consistent with the allocation objective when considering all the performance obligations and payment terms in the contract. Therefore, the Company generally recognizes additional usage revenues in the month when the usage amounts are determined and reported. This allocation reflects the amount the Company expects to receive for the services for the given period.
The Company has a limited number of legacy customers that host and manage its solutions on-premise under term license and maintenance agreements. This type of arrangement is no longer sold and represents an immaterial amount of the Company’s subscription fee revenues. However, there is no planned sunset or end of life for these on-premise solutions.
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
The Company’s determination of SSP for each distinct performance obligation in its contracts with its customers requires minimal judgment. Solutions are generally sold at standard prices and subscriptions are generally coterminous. Therefore, it is rare that any reallocation of transaction consideration is required. The Company’s best evidence of SSP is the observable price at which products and services are sold separately to customers, which is generally the stated contract price.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Principal versus Agent
The Company evaluates whether it is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenues on a net basis) with respect to the vendor reseller agreements pursuant to which the Company resells certain third-party solutions along with the Company’s solutions. Generally, the Company reports revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues and expenses incurred are recorded as cost of revenues. Where the Company is the principal, it first obtains control of the inputs to the specific service and directs their use to create the combined output. The Company’s control is evidenced by its involvement in the integration of the partners’ services with the Company’s solutions before the partners’ services are transferred to the Company’s customers and is further supported by the Company being primarily responsible to the customers, having a level of discretion in establishing pricing, and is subject to credit loss. In cases where the Company does not obtain control prior to the transfer of services, and acts as an agent, revenue is reported on a net basis, with costs being recorded as a reduction to revenues. Agent related revenue is recorded in subscription fees revenue on the Company’s consolidated statements of operations.
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
The deferred revenue balance consists of subscription and implementation fees which have been invoiced up front and are recognized as revenue only when the revenue recognition criteria are met. The Company’s subscription contracts are invoiced to its customers annually or monthly based on the underlying contractual terms, and revenue is recognized ratably over the service term. For any fees invoiced up front for contracts with a service term that extend multiple years, the portion of deferred revenue that will be recognized beyond 12 months from the date of the financial statements are classified as long-term deferred revenue.
The payment terms and conditions vary by contract; however, the Company’s terms generally require payment within 30 days from the invoice date. In instances where the timing of revenue recognition differs from the timing of payment, the Company elected to apply the practical expedient to not adjust contract consideration for the effects of a significant financing component. The Company expects, at contract inception, that the period between when promised goods and services are transferred to the customer and when the customer pays for those goods and services will be one year or less. As such, the Company determined its contracts do not generally contain a significant financing component.
Costs Capitalized to Obtain Revenue Contracts
The Company capitalizes sales commissions and related payroll benefits related to its customer agreements because the commission charges are so closely related to the revenues from the noncancellable customer agreements that they should be recorded as an asset and charged to expense over the expected period of customer benefit. The Company capitalizes commissions for those involved in the sale of its SaaS offerings, including direct employees and their supervisors, as these are incremental to the sale. The Company begins amortization for a particular customer agreement once the revenue recognition criteria are met and amortizes those capitalized costs over the expected period of customer benefit, which the Company estimates to be three years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology. Current costs are included in prepaid expenses and other current assets, and non-current costs are included in other assets on the accompanying consolidated balance sheets.
The Company applies a practical expedient to expense costs to obtain revenue contracts as incurred when the amortization period would have been one year or less.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
Sales and Marketing
Sales and marketing expenses consist primarily of compensation and employee benefits, including share-based compensation, of sales and marketing personnel and related sales support teams, sales and partner commissions, trade show and advertising costs, and allocated overhead. Sales and marketing expenses also include amortization of costs capitalized to obtain revenue contracts, as discussed above. Marketing costs, including advertising and trade show expenses are expensed as incurred, and were $2.5 million, $1.5 million, and $1.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Share-Based Compensation
The Company accounts for share-based compensation by estimating the fair value of share-based payment awards at the grant date. The Company estimates the fair value of its RSUs using the share price on the grant date and estimates the fair value of its share-based options using the Black-Scholes option-pricing model. The portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period.
Calculating share-based compensation expense for share-based options requires the input of assumptions, including the expected term of the share-based awards, share price volatility, risk free interest rates, and the expected dividend yield of the Company’s common stock. The assumptions used in calculating the fair value of share-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.
The Company accounts for forfeitures when they occur. The Company has elected to recognize share-based compensation expense for service-based awards on a straight-line basis over the service vesting period. The Company recognizes compensation expense for awards subject to performance conditions using the graded attribution method over the vesting period so long as the performance measures are probable of being achieved.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid, or refunds received, as provided for under currently enacted tax law. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

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
The Company reports tax related interest and penalties, if any, as income tax expense. There were no material interest or penalties recorded for the years ended December 31, 2024, 2023, or 2022.
Net (Loss) Income Per Share
Basic net (loss) income per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of common stock outstanding during the period, without the consideration for potential dilutive common stock.
Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Due to the net losses for the years ended December 31, 2024 and 2023, all otherwise potentially dilutive securities were antidilutive. Accordingly, basic net loss per share equaled diluted net loss per share for the years ended December 31, 2024, and 2023.
Business Combinations
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
ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”
Accounting standard update (“ASU”) 2023-07 requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. The ASU also permits companies to disclose more than one measure of segment profit or loss, requires disclosure of the title and position of the Chief Operating Decision Maker, and requires companies with a single reportable segment to provide all disclosures required by Topic 280. The Company adopted this guidance for the year ended December 31, 2024 through providing enhanced segment disclosures within the notes to the consolidated financial statements. See Note 16, “Segment Information.”
Recent Accounting Pronouncements Not Yet Adopted
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”
ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2025, on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”
ASU 2024-03 requires disaggregated disclosure of income statement expenses into specified categories within the footnotes to the financial statements. ASU 2024-03 is effective for the Company for annual periods beginning after December 15, 2026, interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and companies are required to apply the ASU prospectively or retrospectively. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
Note 3 – Revenue Recognition
Disaggregation of Revenue
The following table disaggregates the Company’s net revenues by solution type (in thousands):

	Year Ended December 31,
	2024	2023	2022
Lending Software Solutions	$249,329	$232,199	$208,290
Data Verification Software Solutions	66,969	71,418	79,756
Total	$316,298	$303,617	$288,046
During the year ended December 31, 2023, the Company lowered its estimate of variable consideration by $2.3 million associated with a Lending Software Solutions channel reseller contract acquired through a past acquisition. The change in the estimate of variable consideration for that period was due to a commercial dispute with the reseller in the period, which resulted in a reduction in the amount the Company expected to receive under this contract as the receipt of this amount was no longer considered to be probable.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following table disaggregates the Company’s net revenues by major source (in thousands):

	Year Ended December 31,
	2024	2023	2022
Subscription fees	$264,410	$256,787	$248,864
Professional services	39,477	36,250	29,320
Other	12,411	10,580	9,862
Total	$316,298	$303,617	$288,046
Contract Balances
The following table presents amounts related to customer contract-related arrangements, which are included on the consolidated balance sheets as follows (in thousands):

	As December 31,
	2024	2023	2022
Accounts receivable, net	$34,422	$32,412	$32,905
Deferred revenue, current	17,170	17,224	16,945
Long-term deferred revenue	75	792	1,141
The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue. Significant changes in our deferred revenue balances during the years ended December 31, 2024 and 2023 were as follows (in thousands):

	As of December 31,
	2024	2023
Deferred revenue, beginning balance	$18,016	$18,086
Billing of transaction consideration	315,527	303,547
Revenue recognized	(316,298)	(303,617)
Deferred revenue, ending balance	$17,245	$18,016
Deferred revenue, current	$17,170	$17,224
Long-term deferred revenue	75	792
Total deferred revenue	$17,245	$18,016
Allowance for Credit Losses
A rollforward of the Company’s allowance for expected credit losses balance for the years ended December 31, 2024, and 2023, is as follows (in thousands):

	As of December 31,
	2024	2023
Allowance for expected credit losses, beginning balance	$514	$165
Provision for expected credit losses	778	930
Write offs, net	(542)	(581)
Allowance for expected credit losses, ending balance	$750	$514

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Costs Capitalized to Obtain Revenue Contracts
The following table represents the changes in costs capitalized to obtain revenue contracts (in thousands):

	As of December 31,
	2024	2023
Beginning balance	$8,018	$6,539
Additions	5,550	4,821
Amortization	(4,056)	(3,342)
Ending balance	$9,512	$8,018
Costs capitalized to obtain revenue contracts, net, current	$4,362	$3,782
Costs capitalized to obtain revenue contracts, net, noncurrent	5,150	4,236
Total costs capitalized to obtain revenue contracts, net	$9,512	$8,018
There was no impairment of costs capitalized to obtain revenue contracts during the years ended December 31, 2024, 2023, and 2022.
Note 4 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Prepaid expenses	$5,598	$5,762
Costs capitalized to obtain revenue contracts, current	4,362	3,782
Income tax receivable	614	961
Other	399	1,069
Total prepaid expenses and other current assets	$10,973	$11,574
Capitalized Cloud Computing Arrangement Costs
Capitalized cloud computing arrangement costs consisted of the following (in thousands):

	As of December 31,
	2024	2023
Capitalized cloud computing arrangement costs	$2,299	$1,779
Accumulated amortization	(303)	(208)
Capitalized cloud computing arrangement costs, net	$1,996	$1,571
Amortization expense for capitalized cloud computing arrangement costs was immaterial for the years ended December 31, 2024, 2023, and 2022.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Computer equipment and software	$7,902	$8,794
Leasehold improvements	2,424	2,732
Office equipment and furniture	990	990
Total	11,316	12,516
Accumulated depreciation	(9,149)	(9,179)
Property and equipment, net	$2,167	$3,337
Depreciation expense was $1.4 million, $1.9 million, and $2.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(200,672)	$142,628
Developed technology	96,400	(63,263)	33,137
Trademarks	24,975	(15,275)	9,700
Non-competition agreements	5,500	(2,723)	2,777
Capitalized software	36,353	(23,073)	13,280
Total intangible assets, net	$506,528	$(305,006)	$201,522

	As of December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(166,485)	$176,815
Developed technology	96,400	(52,039)	44,361
Trademarks	24,975	(12,803)	12,172
Non-competition agreements	5,500	(1,743)	3,757
Capitalized software	28,997	(15,042)	13,955
Total intangible assets, net	$499,172	$(248,112)	$251,060
For the years ended December 31, 2024, 2023, and 2022, the Company capitalized $7.4 million, $9.6 million, and $8.5 million, respectively, related to internally developed software costs.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The weighted average remaining useful lives for intangible assets as of December 31, 2024, were as follows:

Weighted Average Remaining Useful Life (in years)
Customer relationships	5
Developed technology	6
Trademarks	4
Non-competition agreements	3
Capitalized software	2
Amortization expense related to intangible assets was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$19,255	$18,129	$15,553
General and administrative expense	37,639	37,840	36,110
Total amortization expense	$56,894	$55,969	$51,663
The estimated future amortization of intangible assets as of December 31, 2024, was as follows (in thousands):

Years ending December 31,
2025	$52,490
2026	46,688
2027	43,553
2028	24,925
2029	13,327
Thereafter	20,539
Total amortization expense	$201,522
No impairment of long-lived assets was recorded during the years ended December 31, 2024, 2023, or 2022.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Goodwill
A rollforward of the Company’s goodwill balance for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	As of December 31,
	2024	2023
Beginning balance	$610,063	$608,657
Adjustments to OpenClose acquisition date fair value	—	274
Adjustments to StreetShares acquisition date fair value	—	1,132
Ending balance	$610,063	$610,063
During the year ended December 31, 2024, the Company used the qualitative approach to perform its annual goodwill impairment test and concluded it was more likely than not that the fair value of the Company’s reporting unit exceeded the carrying value of its net assets. No goodwill impairment was recorded during the years ended December 31, 2024, 2023, and 2022.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued payroll and payroll-related expenses	$8,188	$9,501
Accrued bonuses	6,313	6,424
Accrued operating costs	4,127	3,655
Sales tax liabilities from acquisitions	3,383	3,383
Accrued costs of revenues	2,305	2,003
User conference accrual	979	1,073
Customer deposits	795	1,302
Excise taxes payable	537	379
Operating lease liabilities – current	676	773
Other accrued liabilities	2,080	2,180
Total accrued liabilities	$29,383	$30,673
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
During the year ended December 31, 2024, the Company incurred and paid $1.5 million related to the settlements of class action litigation claims.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Other Contractual Commitments
The Company’s contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription arrangements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of December 31, 2024, are as follows (in thousands):

Contractual Commitments
Years ending December 31,
2025	$4,253
2026	4,684
2027	4,188
Thereafter	—
Total	$13,125
Note 6 – Debt
Debt consisted of the following (in thousands):

	As of December 31,
	2024	2023
Term Loan	$472,728	$427,388
Debt issuance costs	(4,128)	(3,842)
Total debt, net of debt issuance costs	468,600	423,546
Less: Current portion of debt
Term Loan	4,763	4,350
Debt issuance costs	(1,085)	(808)
Total current portion of debt, net of debt issuance costs	3,678	3,542
Total long-term debt, net of debt issuance costs	$464,922	$420,004
Total interest expense, excluding amortization of debt issuance costs, was $37.7 million, $37.1 million, and $21.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Credit Agreement
The credit agreement dated as of November 10, 2021, (as amended by the 2023 Amendment (as defined below), the 2024 Amendment (as defined below) and as may be further amended, restated, amended and restated, supplemented and/or otherwise modified from time to time prior to the date hereof the “Credit Agreement”), provided for a term loan facility (the “Term Loan”) with an original aggregate principal amount of $435.0 million and a revolving credit facility (the “Revolving Credit Facility”) of $50.0 million, inclusive of a $10.0 million letter of credit sub-facility.
On June 20, 2023, the Company entered into the Conforming Changes Amendment to Credit Agreement (the “2023 Amendment”) which established the Secure Overnight Financing Rate (“SOFR”) as the benchmark rate used in the definition of the Eurocurrency Rate for its Term Loan and Revolving Credit Facility. Under the terms of the 2023 Amendment, SOFR will be used as the benchmark rate for interest periods beginning on or after June 30, 2023. In connection with the 2023 Amendment, the Company paid $0.1 million of fees that were expensed during the year ended December 31, 2023.
On May 15, 2024, the Company entered into the Refinancing Amendment and First Amendment to Credit Agreement (the “2024 Amendment”). Pursuant to the 2024 Amendment, among other things, the aggregate principal amount of the Term Loan increased by $50.0 million and the interest rate on the Term Loan was changed. The Company accounted for the 2024 Amendment as a debt modification. The Company paid $1.3 million of fees related to the 2024 Amendment, of which $0.8 million was recorded as debt issuance costs and $0.5 million was expensed in general and administrative expense on the Company’s consolidated statements of operations during the year ended December 31, 2024.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Unamortized debt issuance costs related to the Term Loan were $4.1 million and $3.8 million as of December 31, 2024 and 2023, respectively. Unamortized debt issuance costs related to the Revolving Credit Facility were $0.2 million and $0.3 million as of December 31, 2024 and 2023, respectively. Amortization of debt issuance costs was $0.7 million, $1.1 million, and $2.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, and was included in interest expense in the consolidated statements of operations.
The obligations under the Credit Agreement are secured by a lien on substantially all tangible and intangible property of the Company, subject to customary exceptions, limitations, and exclusions from the collateral.
The Credit Agreement contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require the Company to satisfy a financial covenant, and restricts or limits the ability of the Company to grant or incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales, and declare dividends on its capital stock, subject in each case to certain customary exceptions. A failure to comply with covenants could permit the lenders to declare the Term Loan, and any then outstanding borrowings on the Revolving Credit Facility, together with accrued interest and fees thereon, to be immediately due and payable. The Company was in compliance with all financial covenants of the Credit Agreement at December 31, 2024.
Term Loan
The Company is required to make quarterly payments equal to 0.25% of the aggregate original principal amount of the Term Loans, commencing with the fiscal quarter ended June 30, 2024, with the remainder due at maturity on November 10, 2028. Borrowings under the Term Loan bear interest at a variable rate, elected by the Company, equal to the Base Rate (as defined in the Credit Agreement) or Term SOFR (as defined in the Credit Agreement), plus, an Applicable Rate (as defined in the Credit Agreement) based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined by the Credit Agreement), which was 2.75% at December 31, 2024. The effective interest rate on the Term Loan was 7.41% as of December 31, 2024.
Revolving Credit Facility
The Company had no balance outstanding on the Revolving Credit Facility as of December 31, 2024 and 2023. The Revolving Credit Facility matures on November 10, 2026. Borrowings under the Revolving Credit Facility bear interest, at the election of the Company, at a rate equal to the Base Rate (as defined in the Credit Agreement) or Term SOFR (as defined in the Credit Agreement) plus a SOFR Adjustment (as defined in the Credit Agreement), plus, in each case, the Applicable Rate (as defined in the Credit Agreement) based on the Company’s Consolidated First Lien Net Leverage Ratio, which was 2.75% at December 31, 2024. The Revolving Credit Facility is subject to a Revolving Commitment Fee (as defined in the Credit Agreement) based on the Company’s Consolidated First Lien Net Leverage Ratio, which was 0.50% per annum at December 31, 2024.
Future Principal Payments
Future principal payments of debt as of December 31, 2024, were as follows (in thousands):

Years ending December 31,
2025	$4,763
2026	4,763
2027	4,763
2028	458,439
Total	$472,728

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 7 – Stockholders’ Equity
Common Stock
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
For both the 2022 Stock Repurchase Program and 2024 Stock Repurchase Program, the Company retires the repurchased shares, which automatically return to the status of authorized but unissued shares of common stock. The cost of the repurchased shares, including commissions, fees, and excise taxes are recorded as an adjustment to accumulated deficit on the Company’s consolidated balance sheets and statements of stockholders’ equity.
Secondary Offerings by Selling Stockholders and Related Common Stock Repurchase
On September 30, 2024, the Company completed an underwritten secondary offering for the sale of 6,000,000 shares of common stock by certain funds managed by Thoma Bravo, L.P., at an offering price of $21.05 per share, (the “September Secondary Offering”). In connection with the September Secondary Offering, the selling stockholders granted the underwriter a 30-day option to purchase up to an additional 900,000 shares of common stock from the selling stockholders at the offering price of $21.05 per share. The underwriter partially exercised its option to purchase an additional 650,000 shares of common stock on October 18, 2024, and the remaining portion of the option expired unexercised on October 26, 2024. The Company did not receive any proceeds from the sale of its common stock by the selling stockholders in the September Secondary Offering. During the year ended December 31, 2024, the Company incurred costs of $0.7 million in connection with the September Secondary Offering, which were included within general and administrative expenses on the Company’s consolidated statements of operations.
On February 9, 2024, the Company completed an underwritten secondary offering for the sale of 6,906,015 shares of common stock by certain of its existing stockholders, at an offering price of $19.00 per share (the “February Secondary Offering”). The selling stockholders also granted the underwriters a 30-day option to purchase up to an additional 675,000 shares of common stock from the selling stockholders at the public offering price, less underwriting discounts and commissions. The underwriters did not exercise their option to purchase any additional shares before the expiration of the 30-day window. The Company did not receive any proceeds from the sale of its common stock by the selling stockholders in the February Secondary Offering. During the year ended December 31, 2024, the Company incurred costs of $1.4 million in connection with the February Secondary Offering, which were included within general and administrative expenses on the Company’s consolidated statements of operations.
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

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Stock Repurchase Activity
A summary of repurchased share activity during the years ended December 31, 2024, 2023, and 2022 is as follows (in thousands except share data):

	Year Ended December 31,
	2024	2023	2022
Total number of shares repurchased	5,328,913	3,663,732	237,641
Total cost of shares repurchased, including commissions, fees, and excise taxes	$105,408	$61,548	$3,375
As of December 31, 2024, there was a total of $29.7 million remaining for repurchase under the stock repurchase program.
In February 2025, the Company’s board of directors authorized a new stock repurchase program to acquire up to $129.5 million of the Company’s common stock including commissions, fees, and excise taxes, superseding all prior authorized stock repurchase programs. See Note 17 “Subsequent Events” for additional information.
Note 8 – Share-Based Compensation
2021 Stock Option and Incentive Plan
The 2021 Stock Option and Incentive Plan (the “2021 Plan”) was adopted by the board of directors, approved by the Company’s stockholders, and became effective as of July 26, 2021.
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
A summary of stock option activity during the years ended December 31, 2024, 2023, and 2022 is as follows (in thousands, except options, price per option, and term amounts):

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2022	4,256,812	$13.05	8.44	$42,429
Granted	927,364	17.09
Exercised	(33,359)	6.31
Forfeited	(411,034)	20.86
Outstanding – December 31, 2022	4,739,783	$13.21	7.61	$19,855
Granted	—	—
Exercised	(304,332)	7.80
Forfeited	(459,079)	22.72
Outstanding – December 31, 2023	3,976,372	$12.53	6.68	$49,670
Granted	—	—
Exercised	(699,027)	9.85
Forfeited	(365,776)	22.04
Outstanding – December 31, 2024	2,911,569	$11.98	5.54	$28,610
Vested and expected to vest in the future at December 31, 2024	2,911,569	11.98	5.54	28,610
Exercisable at December 31, 2024	2,628,967	$11.04	5.38	$27,993
The total fair value of options that vested during the years ended December 31, 2024, 2023, and 2022 was $4.3 million, $5.9 million, and $7.6 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $8.5 million, $3.3 million, and $0.4 million, respectively. The fair value of all time-based service options and performance-based options granted was estimated using a Black-Scholes option pricing model with the following assumptions:
Volatility – Prior to Q2 2022, the computation of expected volatility was based on a calculation using the historical volatility of a group of publicly traded peer companies. In evaluating the similarity of peer companies, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. Beginning in Q2 2022, expected volatility is based on historical volatility data of the Company’s stock.
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
Dividend Yield – The expected dividend yield assumption of zero is based on the Company’s current expectations about its anticipated dividend policy over the expected option term. Over the course of the Company’s history, it has not declared or paid any dividends to stockholders.
The following assumptions were used by the Company to record compensation expense for performance-based and time-based options granted during the year ended December 31, 2022. No options were granted during the years ended December 31, 2024 or 2023 (dollars in thousands, except per option amounts):

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Year Ended December 31, 2022
Aggregate grant date fair value of options granted	$7,989
Assumptions for option valuation:
Expected volatility	47.3% – 62.0%
Expected dividend yield	—%
Expected risk-free interest rate	1.7% – 3.4%
Expected term of options	6 years
Maximum contractual term	10 years
Weighted average grant date fair value per option	$8.61
The Company recognized $3.9 million, $5.3 million, and $6.7 million in share-based compensation expense related to time-based and performance-based stock options for the years ended December 31, 2024, 2023, and 2022, respectively. During the year ended December 31, 2024, the performance-based stock options were forfeited and none remain outstanding as of December 31, 2024.
As of December 31, 2024, there was $2.3 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 0.97 years.
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
In August 2024, the Company granted 296,544 performance-based restricted stock units (“PSUs”) under the 2021 Plan, which had a requisite service period through December 31, 2024. The fair value of the PSUs on the grant date was $6.6 million based on the closing share price of the Company’s common stock at the date of grant. Each PSU shall relate to one share of common stock upon vesting and release. The number of shares that was earned is based on achievement of adjusted EBITDA, sales, and revenue-related performance targets for the year ended December 31, 2024. The Company recognized $6.6 million in share-based compensation expense related to PSUs during the year ended December 31, 2024, as the performance measures were achieved during the relevant periods. Such shares will be released upon board-level confirmation of achievement.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
A summary of RSU activity during the years ended December 31, 2024, 2023, and 2022 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2022	1,073,529	$25.76
Granted	2,827,328	17.91
Vested	(398,407)	25.79
Forfeited	(390,619)	20.66
Non-vested – December 31, 2022	3,111,831	$19.27
Granted	3,639,647	16.35
Vested	(1,055,665)	19.26
Forfeited	(776,069)	18.78
Non-vested – December 31, 2023	4,919,744	$17.19
Granted	5,296,177	19.67
Vested, not released	(296,544)	22.18
Vested	(2,390,289)	17.75
Forfeited	(1,056,330)	17.44
Non-vested – December 31, 2024	6,472,758	$18.78
As of December 31, 2024, 6,472,758 RSUs are expected to vest. The Company recognized $47.1 million, $24.8 million, and $15.4 million in share-based compensation expense related to RSUs for the years ended December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024, there was $108.5 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 2.7 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”), was adopted by the board of directors, approved by the Company’s stockholders, and became effective as of July 26, 2021.
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
During the year ended December 31, 2024, the Company has issued 129,925 shares of common stock under the 2021 ESPP. As of December 31, 2024, there was $0.2 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $0.6 million, $0.7 million, and $0.7 million of share-based compensation expense related to the ESPP for the years ended December 31, 2024, 2023, and 2022, respectively.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Share-Based Compensation
Share-based compensation for share-based awards granted to participants has been recorded in the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022 as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$4,705	$3,848	$4,630
General and administrative	29,984	16,456	9,499
Research and development (1)	9,663	7,060	6,472
Sales and marketing	7,010	3,849	2,160
Restructuring related costs (2)	(7)	(663)	—
Total share-based compensation expense	$51,355	$30,550	$22,761
______________
(1)Net of $0.3 million, $0.3 million and $0.3 million additions to capitalized software for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)Relates to unvested stock compensation that was forfeited or accelerated as part of the 2024 Realignment Plan and 2023 Restructuring Plan. See Note 12, “Restructuring Activities.”
Note 9 – Income Taxes
The provision for income taxes for the years ended December 31, 2024, 2023, and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$91	$142	$385
State	353	171	1,840
Total current	444	313	2,225
Deferred:
Federal	595	15,609	1,822
State	(131)	8,021	83
Total deferred	464	23,630	1,905
Provision for income taxes	$908	$23,943	$4,130

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Effective Income Tax Rate
The provision for income taxes differed from that computed at the federal statutory corporate income tax rate as follows for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax (benefit) expense computed at federal statutory rate	$(6,061)	$(3,905)	$1,139
State income tax (benefit) expense, net of federal (benefit) expense	(285)	(32)	1,177
Nondeductible share-based compensation	(992)	127	803
Certain employee remuneration	3,703	1,842	1,038
Other nondeductible expenses	586	94	348
Valuation allowance	5,291	29,405	—
Rate change	(49)	55	66
Research and development credits	(1,202)	(3,606)	(1,550)
Expiration of share-based compensation	209	1,037	—
Acquisition related U.S. State operating losses	(30)	(1,205)	—
Other return to provision adjustments	(262)	131	293
Tax attribute write-off	—	—	484
Amended return	—	—	332
Provision for income taxes	$908	$23,943	$4,130
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
The Company regularly assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” realization standard. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the past and current trend in volatility in the Company’s business operating environment, which has impacted the Company’s current ability and expectation to generate sufficient future taxable income to fully realize its deferred tax assets, the Company continues to maintain that it is more likely that it would not be able to utilize all of the deferred tax assets as of December 31, 2024, and 2023, and, therefore, has a partial valuation allowance against its deferred tax assets. The Company’s valuation allowance was $34.7 million and $29.4 million as of December 31, 2024, and 2023, respectively.
A rollforward of the Company’s valuation allowance for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	As of December 31,
	2024	2023
Valuation allowance, beginning balance	$29,405	$—
Additions	5,291	29,405
Deductions	—	—
Valuation allowance, ending balance	$34,696	$29,405

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
There was no such valuation allowance recorded as of December 31, 2022. During this period, the Company considered all positive and negative evidence and, based on the weight of such evidence, concluded using a more likely than not realization standard that a valuation allowance was not needed.
Deferred income taxes at December 31, 2024, and 2023 consisted of the following (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$15,171	$17,489
Capitalized research and development	16,028	12,466
Tax credit carryforwards	8,809	8,135
Share-based compensation	4,315	3,795
Interest expense carryover	17,059	10,117
Transaction costs	2,118	2,357
Property and equipment	175	243
Other	1,992	1,919
Total deferred tax assets	65,667	56,521
Valuation allowance	(34,696)	(29,405)
Total deferred tax assets, net	30,971	27,116
Deferred tax liabilities:
Costs capitalized to obtain revenue contracts	(2,434)	(2,059)
Goodwill and intangible assets	(39,468)	(35,470)
Right of use assets, net	(280)	(293)
Debt issuance costs	(75)	(117)
Total deferred tax liabilities	(42,257)	(37,939)
Net deferred tax liabilities	$(11,286)	$(10,823)
Net operating loss (“NOL”) and research & development tax credit (“R&D”) carryforwards at December 31, 2024, and 2023 consisted of the following (in thousands):

	As of December 31,
	2024	2023
NOL carryforwards:
Federal	$54,789	$67,391
State	60,151	54,078
R&D tax credit carryforwards:
Federal	8,479	7,872
State	5,022	4,490
The Company has federal and state net operating loss carryforwards of $54.8 million and $60.2 million, respectively, at December 31, 2024, to reduce future cash payments for income taxes. The NOL carryforward amounts at December 31, 2024, and 2023 do not include $13.3 million and $13.3 million, respectively, of federal NOLs that are expected to expire prior to utilization due to a Section 382 limitation placed on certain acquired NOLs.
Of the $54.8 million federal NOL carryforwards, $12.0 million will expire from 2035 through 2037, and $42.8 million will carry over indefinitely. Of the $60.2 million state NOL carryforwards, $44.6 million will expire from 2027 through 2044, and $15.6 million will carry over indefinitely.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Uncertain Tax Positions
The Company has recorded an uncertain tax position with respect to its R&D tax credit carryforwards. There are no material penalties or interest recorded on the Federal, California, and Virginia R&D tax credit carryforwards as some reserved credits have been utilized on a tax return, but there are sufficient carryforwards to offset the uncertain portion of the credits that would potentially be disallowed, and therefore the uncertain tax position is recorded as a reduction of the deferred tax asset related to these credits. The Company does not anticipate any material changes to unrecognized tax benefit within the next twelve months that will affect the effective tax rate.
The Company has gross federal and state R&D tax credit carryforwards, before an uncertain tax position reserve, of $8.5 million and $5.0 million, respectively, as of December 31, 2024. A reserve for uncertain tax positions has been recorded against the federal and state credits of $2.6 million and $1.3 million, respectively, at December 31, 2024, and $2.4 million and $1.2 million, respectively, at December 31, 2023. The R&D tax credit carryforwards are net of a Section 382 limitation of $0.2 million placed on certain acquired R&D tax credits. The federal and state R&D tax credit carryforwards begin to expire in 2034 and 2038, respectively, and $4.9 million of state research credits have no expiration period.
The reconciliation of unrecognized tax benefits at the beginning and end of the year was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$(3,535)	$(2,451)	$(1,942)
Gross decrease (increase) related to prior year positions	58	(176)	86
Gross increase related to current year positions	(466)	(908)	(595)
Ending balance	$(3,943)	$(3,535)	$(2,451)
Included in the balance of unrecognized tax benefits as of December 31, 2024, 2023, and 2022 are $0.0 million, $0.0 million, and $2.5 million, respectively of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2024, 2023, and 2022 are $3.9 million, $3.5 million, and $0.0 million, respectively of tax benefits that, if recognized, would be offset against the valuation allowance.
The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. The Company is subject to examination for tax years back to 2021 and 2020 for federal and state purposes, respectively, and certain of its NOL carryforwards dating back to 2009 are subject to adjustment by the taxing authorities as a portion of these have been utilized in tax returns for the period ended December 31, 2022 and December 31, 2021. As of December 31, 2024, the Company had no outstanding income tax audits.
Note 10 – Related Party Transactions
In the course of its business operations, the Company maintains agreements for services from companies in which certain investment funds advised by a significant stockholder hold an investment. These services primarily relate to vehicle lookup data through an API integrated with many of the Company's products and costs related to financial and business planning software, among others. These costs are recorded as cost of revenues or operating expenses on the Company’s consolidated statements of operations, depending on the nature of the agreement or transactions. Costs associated with these agreements and transactions are considered to be related party transactions.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following table presents the impact of related party transactions on the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$1,730	$1,558	$2,128
General and administrative	301	730	824
Research and development	107	272	273
Sales and marketing	—	1	92
Total related party expenses	$2,138	$2,561	$3,317
The following table presents the impact of related party transactions on the Company’s consolidated balance sheets (in thousands):

	As of December 31,
	2024	2023
Prepaid expenses and other current assets	$77	$38
Total current assets	$77	$38

Accounts payable	$294	$110
Accrued liabilities	167	243
Total current liabilities	$461	$353
Under the terms of these related-party transactions, all amounts incurred and recognized are expected to be settled within one year from the date of the accompanying consolidated balance sheets.
On September 8, 2023, the Company entered into a privately-negotiated transaction with a stockholder to repurchase 1,525,027 shares of the Company’s common stock at a price per share of $16.43, for an aggregate purchase price of approximately $25.0 million. This represented a 5% discount on the Company’s 7-day moving average price on September 7, 2023. The repurchase settled on September 11, 2023, and was completed pursuant to the Company’s previously announced stock repurchase program authorized in May 2022. There were no similar related party transactions during the year ended December 31, 2024.
Note 11 – Net (Loss) Income Per Share
The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Basic and diluted net (loss) income per share
Numerator:
Net (loss) income attributable to common stockholders	$(29,772)	$(42,539)	$1,294
Denominator:
Weighted average common stock outstanding:
Basic	76,270,632	80,349,895	80,454,356
Diluted	76,270,632	80,349,895	82,403,679
Net (loss) income per share:
Basic	$(0.39)	$(0.53)	$0.02
Diluted	$(0.39)	$(0.53)	$0.02

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted average shares outstanding for basic (loss) income per share	76,270,632	80,349,895	80,454,356
Effect of dilutive securities:
Options outstanding, unexercised	—	—	1,660,412
RSAs unvested	—	—	188,241
RSUs unvested	—	—	94,332
Purchase rights committed under the ESPP	—	—	6,338
Weighted average shares outstanding for diluted (loss) income per share	76,270,632	80,349,895	82,403,679
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Options outstanding, unexercised	2,911,569	3,976,372	1,909,223
RSUs, unvested	6,472,758	4,919,744	743,602
Purchase rights committed under the ESPP	62,841	12,943	6,338
Total	9,447,168	8,909,059	2,659,163
Note 12 – Restructuring Activities
2024 Realignment Plan
In January 2024, the Company’s board of directors authorized an organizational realignment plan (the “2024 Realignment Plan”) that was designed to manage operating costs, enable efficient delivery on business objectives, and allow for growth in areas of strategic importance. The 2024 Realignment Plan included a reduction of the Company’s then-current workforce by approximately 12%. The Company completed the 2024 Realignment Plan during the year ended December 31, 2024. Restructuring charges of $4.0 million for severance and related costs were recognized during the year ended December 31, 2024 and reflected in restructuring related costs on the Company’s consolidated statements of operations.
2023 Restructuring Plan
In February 2023, the Company’s board of directors authorized a restructuring plan (the “2023 Restructuring Plan”) that was designed to consolidate the Company’s functions and investments to prioritize customer-centric areas of the Company’s organization, align teams with the Company’s highest business priorities, and improve efficiencies. The 2023 Restructuring Plan included a reduction of the Company’s then-current workforce by approximately 11%. The Company completed the 2023 Restructuring Plan during the year ended December 31, 2023. Restructuring charges of $3.6 million for severance and related costs, net of $0.7 million previously vested share-based compensation, were recognized during the year ended December 31, 2023. These charges are reflected in restructuring-related costs on the Company’s consolidated statements of operations.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13 – Business Combinations
Acquisition of OpenClose
On November 4, 2022, the Company acquired all of the outstanding stock of Beanstalk Networks LLC, doing business as OpenClose (“OpenClose”), for cash consideration of $62.8 million. In connection with the acquisition, the Company incurred $1.9 million in acquisition related costs. The acquisition was funded by the Company’s available cash. OpenClose provides mortgage lending technology, with a particular focus on supporting depository institutions.
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
Acquisition of StreetShares
On April 1, 2022, the Company acquired all of the outstanding stock of StreetShares, Inc. (“StreetShares”) for cash consideration of $28.0 million, $30.0 million in escrow for a contingent earnout that expired April 1, 2023, subject to adjustment as defined in the purchase agreement, and $1.6 million in acquisition costs. The $30.0 million was considered contingent consideration and accounted for separate from the business combination accounting. The acquisition was funded by the Company’s available cash. StreetShares is a financial technology company that provides digital small business lending technology to banks and credit unions.
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
Pro Forma Financial Information (Unaudited)
The pro forma statements of operations data for the year ended December 31, 2022 gives effect to the OpenClose acquisition, described above, as if it had occurred at January 1, 2022. These amounts have been calculated after adjusting the operating results of OpenClose for the following primary items: (1) additional intangible amortization from the transaction, (2) acquisition-related expenses incurred, and (3) the related tax effects of the above adjustments. For the year ended December 31, 2022 pro forma revenue was $300.2 million and pro forma earnings reflect net losses of $0.4 million.
The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 2022, or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.
Pro forma information for the StreetShares acquisition is not provided because its historical operating results were not material to the Company’s consolidated results of operations.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 14 – Leases
The Company leases office space and server equipment under various operating lease agreements that expire through December 2027. The Company recognizes the related rent expense on a straight-line basis over the term of each lease. Free rent and rental increases are recognized on a straight-line basis over the term of each lease.
As of December 31, 2024, the weighted average remaining lease term was 2.0 years and the weighted average discount rate was 6.7%. The Company does not have any finance leases as of December 31, 2024.
The Company also has subleases of former office spaces which expire at various dates from 2024 to 2026. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $0.2 million, $0.3 million, and $0.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Rent expense, gross of sublease income, has been recorded in the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022 as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$512	$569	$720
General and administrative	86	68	260
Research and development	163	635	579
Sales and marketing	145	198	240
Total rent expense	$906	$1,470	$1,799
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$1,080	$1,323	$2,008
Operating lease assets obtained in exchange for new operating lease liabilities	592	—	1,033
The following table presents supplemental balance sheet information about the Company’s leases (in thousands):

	As of December 31,
	2024	2023
Operating lease ROU assets	$1,095	$1,140

Operating lease liabilities, current	$676	$773
Noncurrent operating lease liabilities	490	504
Total operating lease liabilities	$1,166	$1,277

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
As of December 31, 2024, remaining maturities of lease liabilities were as follows (in thousands):

As of December 31, 2024
Years ending December 31,
2025	$681
2026	439
2027	123
Thereafter	—
Total operating lease payments (1)	1,243
Less: imputed interest	(77)
Total operating lease liabilities	$1,166
______________
(1)Presented gross of sublease income. The Company expects to receive sublease income of $0.2 million in 2025, and $0.2 million in 2026.
No impairment of ROU assets was recorded during the years ended December 31, 2024, 2023, or 2022.
Note 15 – Employee Benefits
The Company has a retirement savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may make elective deferrals which are matched up to specified limits by the Company. Employer matching contributions for the years ended December 31, 2024, 2023, and 2022 were $1.6 million, $1.6 million, and $1.4 million, respectively.
Note 16 – Segment Information
Description of Products and Services
The Company's management determined that it operates in one operating and reportable segment that is focused exclusively on providing cloud-based digital solutions in the United States. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources, and assess performance. The Company's CODM is the chief executive officer. The results of operations provided to and analyzed by the CODM are at the consolidated level, and accordingly, key resource decisions and assessment of performance are performed at the consolidated level. The Company assesses its determination of operating segments at least annually.
Measure of Segment Profit or Loss and Assets
The CODM assesses performance for its segment and decides how to allocate resources based on consolidated net income (loss) as reported on the consolidated statements of operations. The CODM uses consolidated net income (loss) in deciding whether to reinvest profits into our single segment, or into other parts of the entity, such as for stock repurchases or acquisitions. The CODM also uses consolidated net income (loss) in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly and quarterly basis when making decisions about the allocation of operating and capital resources, assessing performance, and establishing management’s compensation.
The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The Company does not have intra-entity sales or transfers.

MERIDIANLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following table presents revenue and expense information for the Company’s reportable segment (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues, net	$316,298	$303,617	$288,046
Less:
Adjusted subscription and services	84,291	86,357	86,021
Adjusted general and administrative	40,761	36,261	34,640
Adjusted research and development	29,408	40,268	36,018
Adjusted sales and marketing	35,886	31,848	21,458
Other segment items (1)	58,140	31,492	26,276
Depreciation and amortization of intangible assets	58,252	57,829	53,982
Interest expense	38,424	38,158	24,227
Provision for income taxes	908	23,943	4,130
Net (loss) income	$(29,772)	$(42,539)	$1,294
___________
(1)Other segment items includes share-based compensation, restructuring related costs, expenses associated with the Company’s public offering, litigation related charges, employer payroll taxes on employee stock transactions, expenses related to material weakness remediation, debt modification expenses, and acquisition related costs. It also includes interest income and other income.
Note 17 – Subsequent Events
In February 2025, the Company’s board of directors authorized a new stock repurchase program to acquire up to $129.5 million of the Company’s common stock including commissions, fees, and excise taxes, superseding all prior authorized stock repurchase programs, with no fixed expiration date, and no requirements to purchase any minimum number of shares. Shares may be repurchased under the repurchase program through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. Any shares of common stock repurchased under the repurchase program will be retired and automatically returned to the status of authorized but unissued shares of common stock.

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
Based on that evaluation and in light of the material weakness existing in our internal controls over financial reporting as of December 31, 2023, discussed below, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our review controls and procedures were not effective. Notwithstanding the material weakness, our management has concluded that the consolidated financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for the periods presented in conformity with U.S. generally accepted accounting principles.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the material weakness in our internal control over financial reporting existing as of December 31, 2023 as described below.
During the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified multiple control deficiencies that aggregated to a material weakness related to the design and operating effectiveness of controls over revenue as of December 31, 2023. This was primarily caused by insufficient controls over the set-up of customer contracts for billing and maintaining complete contract support that were not operating effectively. We can confirm that there has been no restatement of prior period financial statements and no change to our previously released financial results as a result of these control deficiencies.
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

Remediation Plan to Address Material Weakness
Our management has taken steps to enhance our internal control over financial reporting and remediate the material weakness identified during the year ended December 31, 2023, primarily related to insufficient controls over the set-up of customer contracts for billing and maintaining complete contract support that were not operating effectively.
During the year ended December 31, 2024, we have implemented process improvements throughout our revenue cycle work stream and have designed and implemented key controls to address our highest risk areas in order to work towards remediating the material weakness noted above. We have assessed our remediation progress, and, while we have made significant progress, we continue to make adjustments to further strengthen the efficacy of internal controls over revenue. As a result, we have not yet determined that the material weakness has been remediated. We will not be able to fully remediate the material weakness until our remediation efforts have been completed and the controls have been operating effectively for a sufficient period of time.
While we believe that the measures described above will contribute to the remediation of the material weakness we have identified, we cannot provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. We are committed to continuing to improve our internal control processes and will continue to review, optimize, and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify certain of the remediation measures described above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except for the remediation efforts noted above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by Part III, Item 10, will be included in our Definitive Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by Part III, Item 11, will be included in our Definitive Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information required by Part III, Item 12, will be included in our Definitive Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Part III, Item 13, will be included in our Definitive Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by Part III, Item 14, will be included in our Definitive Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
The Following financial statements are included in Part II, Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm (BDO USA, P.C., San Francisco, California, PCAOB ID# 243)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
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
Item 16. Form 10-K Summary
None.

Exhibit Index

Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Registrant.	10-Q	3.1	September 7, 2021

3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant.	10-Q	3.2	August 8, 2024

3.3	Bylaws of the Registrant.	S-1	3.3	April 30, 2021

4.1	Specimen Common Stock Certificate.	S-1	4.1	April 30, 2021

4.2	Registration Rights Agreement, dated May 31, 2018, by and among the Registrant and certain of its stockholders.	S-1	4.2	April 30, 2021

4.3	Amendment No. 1 to Registration Rights Agreement, dated as of December 28, 2023, by and among the Registrant and certain of its stockholders.	S-3	4.2	December 28, 2023

4.4	Description of Securities.	—	—	Filed herewith

10.1†	2021 Stock Option and Incentive Plan, as amended, and forms of award agreements thereunder.	10-K	10.1	March 9, 2023

10.2†	2021 Employee Stock Purchase Plan.	S-1/A	10.2	July 19, 2021

10.3†	Non-Employee Director Compensation Policy.	10-Q	10.2	August 4, 2023

10.4†	Senior Executive Cash Incentive Bonus Plan.	S-1	10.4	April 30, 2021

10.5†	Forms of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	10.5	April 30, 2021

10.6†	Executive Officer Employment Agreement, as amended, by and between the registrant and Nicolaas Vlok.	10-K	10.6	March 9, 2023

10.7	Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., the other lenders party thereto, and DBD Credit Funding LLC, dated as of May 31, 2018.	S-1	10.16	April 30, 2021

10.8	Amendment No. 1 to Senior Secured Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and DBD Credit Funding LLC, dated as of July 3, 2018.	S-1	10.17	April 30, 2021

10.9	Amendment No. 2 to Senior Secured Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and DBD Credit Funding LLC, dated as of June 27, 2019.	S-1	10.18	April 30, 2021

10.10	Amendment No. 3 to Senior Secured Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and DBD Credit Funding LLC, dated as of October 7, 2019.	S-1	10.19	April 30, 2021

10.11	Amendment No. 4 to Senior Secured Second Lien Credit Agreement by and among Project Angel Intermediate Holdings, LLC, Project Angel Holdings, LLC, MeridianLink, Inc., each lender from time to time party thereto, and DBD Credit Funding LLC, dated as of January 12, 2021.	S-1	10.20	April 30, 2021

10.12	Credit Agreement, dated as of November 10, 2021, by and among MeridianLink, Inc., ML California Sub, Inc, the other lenders party thereto, and Bank of America, N.A.	8-K	10.1	November 10, 2021

10.13	Conforming Changes Amendment to Credit Agreement, dated as of June 20, 2023, by and among MeridianLink, Inc., ML California Sub, Inc, the other lenders party thereto, and Bank of America, N.A., as administrative agent.	10-Q	10.1	August 4, 2023

10.14	Refinancing Amendment and First Amendment to Credit Agreement, dated as of May 15, 2024, by and among the Registrant, ML California Sub, Inc, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A,	8-K	10.1	May 15, 2024

10.15†	Employment Agreement by and between the Registrant and Elias Olmeta, dated as of August 26, 2024.	8-K	10.1	August 8, 2024

10.16†	Employment Agreement by and between the Registrant and Laurence E. Katz, dated as of April 1, 2024, as amended by Amendment No. 1 thereto, dated as of August 8, 2024.	10-Q	10.2	November 7, 2024

10.17†	Form of Amended and Restated Indemnification Agreement for directors and executive officers.	10-Q	10.3	November 7, 2024

19.1	Insider Trading Policy.	—	—	Filed herewith

19.2	Supplemental Insider Trading Policy.	—	—	Filed herewith

21.1	Subsidiaries of the Registrant.	—	—	Filed herewith

23.1	Consent of BDO USA, P.C.	—	—	Filed herewith

24.1	Power of Attorney (included on signature page hereto).	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

97	Compensation Recovery Policy.	10-K	97	March 12, 2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	Filed herewith
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

MERIDIANLINK, INC.

Dated: March 13, 2025	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: March 13, 2025	By:	/s/ Elias Olmeta
	Name:	Elias Olmeta
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
We, the undersigned directors and officers of MeridianLink, Inc., hereby and severally constitute and appoint Nicolaas Vlok, Elias Olmeta, and Kayla Dailey and each of them singly, our true and lawful attorneys, with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person and hereby ratifying and confirming all that said attorneys and each of them, or their substitutes, shall do or cause to be done by virtue of this Power of Attorney.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicolaas Vlok	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2025
Nicolaas Vlok

/s/ Elias Olmeta	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2025
Elias Olmeta

/s/ Laurence E. Katz	President and Director	March 13, 2025
Laurence E. Katz

/s/ Edward H. McDermott	Chair of the Board of Directors	March 13, 2025
Edward H. McDermott

/s/ George Jaber	Director	March 13, 2025
George Jaber

/s/ Reema Poddar	Director	March 13, 2025
Reema Poddar

/s/ A.J. Rohde	Director	March 13, 2025
A.J. Rohde

/s/ Mark Sachleben	Director	March 13, 2025
Mark Sachleben

/s/ Duston Williams	Director	March 13, 2025
Duston Williams

/s/ Yael Zheng	Director	March 13, 2025
Yael Zheng