Form 10-Q
period 2025-03-31
MeridianLink, Inc.
filed 2025-05-12
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of May 5, 2025, there were 77,190,412 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIANLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash	$128,895	$92,765
Accounts receivable, net	35,412	34,422
Prepaid expenses and other current assets	11,300	10,973
Total current assets	175,607	138,160
Property and equipment, net	1,893	2,167
Right of use assets, net	849	1,095
Intangible assets, net	188,899	201,522
Goodwill	610,063	610,063
Other assets	9,647	8,326
Total assets	$986,958	$961,333

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,796	$6,798
Accrued liabilities	29,821	29,383
Deferred revenue	39,727	17,170
Current portion of debt, net of debt issuance costs	3,678	3,678
Total current liabilities	79,022	57,029
Long-term debt, net of debt issuance costs	463,989	464,922
Deferred tax liabilities, net	11,598	11,287
Long-term deferred revenue	—	75
Other long-term liabilities	412	527
Total liabilities	555,021	533,840
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 76,659,145 and 76,049,681 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	127	127
Additional paid-in capital	718,186	709,057
Accumulated deficit	(286,376)	(281,691)
Total stockholders’ equity	431,937	427,493
Total liabilities and stockholders’ equity	$986,958	$961,333
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues, net	$81,488	$77,816
Cost of revenues:
Subscription and services	22,827	21,344
Amortization of developed technology	4,896	4,729
Total cost of revenues	27,723	26,073
Gross profit	53,765	51,743
Operating expenses:
General and administrative	27,685	25,179
Research and development	10,912	9,485
Sales and marketing	11,603	10,536
Restructuring related costs	—	3,191
Total operating expenses	50,200	48,391
Operating income	3,565	3,352
Other (income) expense, net:
Interest and other income	(1,079)	(956)
Interest expense	8,712	9,582
Total other expense, net	7,633	8,626
Loss before provision for income taxes	(4,068)	(5,274)
Provision for income taxes	617	32
Net loss	$(4,685)	$(5,306)

Net loss per share:
Basic	$(0.06)	$(0.07)
Diluted	$(0.06)	$(0.07)
Weighted average common stock outstanding:
Basic	76,516,629	77,335,072
Diluted	76,516,629	77,335,072
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	76,049,681	$127	$709,057	$(281,691)	$427,493
Vesting of restricted stock units (“RSUs”)	782,503	—	—	—	—
Issuance of common stock due to exercise of stock options	5,000	—	14	—	14
Shares withheld related to net share settlement of RSUs	(178,039)	—	(3,326)	—	(3,326)
Share-based compensation expense	—	—	12,441	—	12,441
Net loss	—	—	—	(4,685)	(4,685)
Balance at March 31, 2025	76,659,145	$127	$718,186	$(286,376)	$431,937

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	78,447,701	$129	$654,634	$(146,516)	$508,247
Vesting of RSUs	261,847	—	—	—	—
Issuance of common stock due to exercise of stock options	26,856	—	191	—	191
Shares withheld related to net share settlement of RSUs	8,440	—	(294)	—	(294)
Repurchases of common stock	(2,406,015)	(2)	—	(44,375)	(44,377)
Share-based compensation expense	—	—	7,872	—	7,872
Net loss	—	—	—	(5,306)	(5,306)
Balance at March 31, 2024	76,338,829	$127	$662,403	$(196,197)	$466,333
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,685)	$(5,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	383	376
Amortization of intangible assets	14,303	14,148
Amortization of costs capitalized to obtain revenue contracts	1,109	980
Provision for expected credit losses	555	234
Amortization of debt issuance costs	282	212
Share-based compensation expense	12,381	7,803
Deferred income taxes	311	(184)
Changes in operating assets and liabilities:
Accounts receivable	(1,751)	(4,444)
Prepaid expenses and other current assets and other assets	(2,146)	(1,934)
Accounts payable	(1,021)	(270)
Accrued liabilities and other long-term liabilities	147	(2,501)
Deferred revenue	22,482	19,924
Net cash provided by operating activities	42,350	29,038
Cash flows from investing activities:
Capitalized software additions	(1,620)	(1,837)
Purchases of property and equipment	(96)	(92)
Net cash used in investing activities	(1,716)	(1,929)
Cash flows from financing activities:
Repurchases of common stock	—	(44,000)
Proceeds from exercise of stock options	14	191
Taxes paid related to net share settlement of restricted stock units	(3,326)	(294)
Principal payments of debt	(1,192)	(1,088)
Payments of deferred offering costs	—	(74)
Net cash used in financing activities	(4,504)	(45,265)
Net increase (decrease) in cash and cash equivalents	36,130	(18,156)
Cash and cash equivalents, beginning of period	92,765	80,441
Cash and cash equivalents, end of period	$128,895	$62,285

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,428	$9,365
Cash paid for income taxes	95	32
Non-cash investing and financing activities:
Shares withheld with respect to net settlement of restricted stock units	3,326	294
Excise taxes payable included in repurchases of common stock	—	377
Share-based compensation expense included in capitalized software additions	60	69
Purchases of property and equipment included in accounts payable and accrued liabilities	21	44
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
The interim condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and stockholders’ equity for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2025, its condensed consolidated results of operations for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three months ended March 31, 2025 and 2024 and as of March 31, 2025, are also unaudited. The condensed consolidated balance sheet as of December 31, 2024, included herein, and financial information as of December 31, 2024, disclosed in the notes to the condensed consolidated financial statements was derived from the audited consolidated financial statements as of that date.
The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 13, 2025 (“2024 Annual Report on Form 10-K”).
Certain amounts within the prior period’s condensed consolidated statements of cash flows have been revised to conform to the current period presentation. Depreciation, amortization of intangible assets, and amortization of costs capitalized to obtain revenue contracts were revised to be shown separately as adjustments to reconcile net loss to net cash provided by operating activities. The revisions had no impact on the net cash provided by operating activities and did not change other amounts reported within the condensed consolidated balance sheets, statements of operations, or statements of stockholders’ equity.

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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies” in the Company’s 2024 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies described in the Company’s 2024 Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes.
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
ASU 2024-03 requires disaggregated disclosure of income statement expenses into specified categories within the footnotes to the financial statements. ASU 2024-03 is effective for the Company for annual periods beginning after December 15, 2026, interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and companies are required to apply the ASU prospectively or retrospectively. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and related disclosures.
Note 3 – Revenue Recognition
Disaggregation of Revenue
The following table disaggregates the Company’s net revenues by solution type (in thousands):

	Three Months Ended March 31,
	2025	2024
Lending Software Solutions	$67,069	$60,903
Data Verification Software Solutions	14,419	16,913
Total	$81,488	$77,816

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The following table disaggregates the Company’s net revenues by major source (in thousands):

	Three Months Ended March 31,
	2025	2024
Subscription fees	$68,745	$65,912
Professional services	8,666	9,010
Other	4,077	2,894
Total	$81,488	$77,816
Contract Balances
The following table presents amounts related to customer contract-related arrangements, which are included on the condensed consolidated balance sheets as follows (in thousands):

	As March 31,	As of January 1,	As March 31,	As of January 1,
	2025	2025	2024	2024
Accounts receivable, net	$35,412	$34,422	$36,623	$32,412
Deferred revenue, current	39,727	17,170	37,683	17,224
Long-term deferred revenue	—	75	257	792
The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue. Significant changes in our deferred revenue balances during the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	As of March 31,
	2025	2024
Deferred revenue, beginning balance	$17,245	$18,016
Billing of transaction consideration	103,970	97,740
Revenue recognized	(81,488)	(77,816)
Deferred revenue, ending balance	$39,727	$37,940
Deferred revenue, current	$39,727	$37,683
Long-term deferred revenue	—	257
Total deferred revenue	$39,727	$37,940
Allowance for Credit Losses
A rollforward of the Company’s allowance for expected credit losses balance for the three months ended March 31, 2025 and 2024, was as follows (in thousands):

	As of March 31,
	2025	2024
Allowance for expected credit losses, beginning balance	$750	$514
Provision for expected credit losses	555	234
Write offs, net	(263)	(115)
Allowance for expected credit losses, ending balance	$1,042	$633

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Costs Capitalized to Obtain Revenue Contracts
The following table represents the changes in costs capitalized to obtain revenue contracts (in thousands):

	As of March 31,
	2025	2024
Beginning balance	$9,512	$8,018
Additions	1,654	1,024
Amortization	(1,109)	(980)
Ending balance	$10,057	$8,062
There was no impairment of costs capitalized to obtain revenue contracts during the three months ended March 31, 2025 and 2024.
Note 4 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Prepaid expenses	$5,406	$5,598
Costs capitalized to obtain revenue contracts, current	4,628	4,362
Other	1,266	1,013
Total prepaid expenses and other current assets	$11,300	$10,973
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Computer equipment and software	$7,949	$7,902
Leasehold improvements	2,424	2,424
Office equipment and furniture	990	990
Total	11,363	11,316
Accumulated depreciation	(9,470)	(9,149)
Property and equipment, net	$1,893	$2,167
Depreciation expense was $0.4 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of March 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(209,219)	$134,081
Developed technology	96,400	(66,069)	30,331
Trademarks	24,975	(15,890)	9,085
Non-competition agreements	5,500	(2,968)	2,532
Capitalized software	38,033	(25,163)	12,870
Total intangible assets, net	$508,208	$(319,309)	$188,899

	As of December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(200,672)	$142,628
Developed technology	96,400	(63,263)	33,137
Trademarks	24,975	(15,275)	9,700
Non-competition agreements	5,500	(2,723)	2,777
Capitalized software	36,353	(23,073)	13,280
Total intangible assets, net	$506,528	$(305,006)	$201,522
For the three months ended March 31, 2025 and 2024, the Company capitalized $1.7 million and $1.9 million, respectively, related to internally developed software costs.
The weighted average remaining useful lives for intangible assets as of March 31, 2025, were as follows:

Weighted Average Remaining Useful Life (in years)
Customer relationships	4
Developed technology	6
Trademarks	4
Non-competition agreements	3
Capitalized software	2
Amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$4,896	$4,729
General and administrative expense	9,407	9,419
Total amortization expense	$14,303	$14,148

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The estimated future amortization of intangible assets as of March 31, 2025, was as follows (in thousands):

Years ending December 31,
2025 (remaining nine months)	$38,600
2026	47,248
2027	44,113
2028	25,072
2029	13,327
Thereafter	20,539
Total amortization expense	$188,899
No impairment of long-lived assets was recorded during the three months ended March 31, 2025 or 2024.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Costs capitalized to obtain revenue contracts, noncurrent	$5,429	$5,150
Prepaid expenses, noncurrent	2,134	1,039
Capitalized cloud computing arrangement costs, net	1,881	1,904
Other	203	233
Total other assets, noncurrent	$9,647	$8,326
Accumulated amortization for capitalized cloud computing arrangement costs was $0.3 million and $0.3 million, as of March 31, 2025, and December 31, 2024, respectively. Amortization expense for capitalized cloud computing arrangement costs was immaterial for the three months ended March 31, 2025 and 2024.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Accrued payroll and payroll-related expenses	$9,525	$8,188
Accrued bonuses	3,100	6,313
Accrued operating costs	4,521	4,127
Sales tax liabilities from acquisitions	3,383	3,383
Accrued costs of revenues	2,677	2,305
User conference accrual	2,348	979
Other accrued liabilities	4,267	4,088
Total accrued liabilities	$29,821	$29,383

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
Other Contractual Commitments
The Company’s contractual commitments primarily consist of third-party cloud infrastructure agreements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of March 31, 2025, are as follows (in thousands):

Contractual Commitments
Years ending December 31,
2025 (remaining nine months)	$11,581
2026	12,855
2027	11,808
2028	722
Thereafter	—
Total	$36,966
Note 6 – Debt
Debt consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Term Loan	$471,537	$472,728
Debt issuance costs	(3,870)	(4,128)
Total debt, net of debt issuance costs	467,667	468,600
Less: Current portion of debt
Term Loan	4,763	4,763
Debt issuance costs	(1,085)	(1,085)
Total current portion of debt, net of debt issuance costs	3,678	3,678
Total long-term debt, net of debt issuance costs	$463,989	$464,922
Total interest expense, excluding amortization of debt issuance costs, was $8.4 million and $9.4 million for the three months ended March 31, 2025 and 2024, respectively.
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

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
On June 20, 2023, the Company entered into the Conforming Changes Amendment to Credit Agreement (the “2023 Amendment”) which established the Secure Overnight Financing Rate (“SOFR”) as the benchmark rate used in the definition of the Eurocurrency Rate for its Term Loan and Revolving Credit Facility. Under the terms of the 2023 Amendment, SOFR is used as the benchmark rate for interest periods.
On May 15, 2024, the Company entered into the Refinancing Amendment and First Amendment to Credit Agreement (the “2024 Amendment”). Pursuant to the 2024 Amendment, among other things, the aggregate principal amount of the Term Loan increased by $50.0 million and the interest rate on the Term Loan was changed.
Unamortized debt issuance costs related to the Term Loan were $3.9 million and $4.1 million as of March 31, 2025 and December 31, 2024, respectively. Unamortized debt issuance costs related to the Revolving Credit Facility were $0.2 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively. Amortization of debt issuance costs was $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, and was included in interest expense in the condensed consolidated statements of operations.
The obligations under the Credit Agreement are secured by a lien on substantially all tangible and intangible property of the Company, subject to customary exceptions, limitations, and exclusions from the collateral.
The Credit Agreement contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require the Company to satisfy a financial covenant, and restricts or limits the ability of the Company to grant or incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales, and declare dividends on its capital stock, subject in each case to certain customary exceptions. A failure to comply with covenants could permit the lenders to declare the Term Loan, and any then outstanding borrowings on the Revolving Credit Facility, together with accrued interest and fees thereon, to be immediately due and payable. The Company was in compliance with all financial covenants of the Credit Agreement at March 31, 2025.
Term Loan
The Company is required to make quarterly payments equal to 0.25% of the aggregate original principal amount of the Term Loans, commencing with the fiscal quarter ended June 30, 2024, with the remainder due at maturity on November 10, 2028. Borrowings under the Term Loan bear interest at a variable rate, elected by the Company, equal to the Base Rate (as defined in the Credit Agreement) or Term SOFR (as defined in the Credit Agreement), plus, an Applicable Rate (as defined in the Credit Agreement) based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined by the Credit Agreement), which was 2.75% at March 31, 2025. The effective interest rate on the Term Loan was 7.38% as of March 31, 2025.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Revolving Credit Facility
The Company had no balance outstanding on the Revolving Credit Facility as of March 31, 2025 and December 31, 2024. The Revolving Credit Facility matures on November 10, 2026. Borrowings under the Revolving Credit Facility bear interest, at the election of the Company, at a rate equal to the Base Rate (as defined in the Credit Agreement) or Term SOFR (as defined in the Credit Agreement) plus a SOFR Adjustment (as defined in the Credit Agreement), plus, in each case, the Applicable Rate (as defined in the Credit Agreement) based on the Company’s Consolidated First Lien Net Leverage Ratio, which was 2.75% at March 31, 2025. The Revolving Credit Facility is subject to a Revolving Commitment Fee (as defined in the Credit Agreement) based on the Company’s Consolidated First Lien Net Leverage Ratio, which was 0.50% per annum at March 31, 2025.
Future Principal Payments
Future principal payments of debt as of March 31, 2025, were as follows (in thousands):

Years ending December 31,
2025 (remaining nine months)	$3,572
2026	4,763
2027	4,763
2028	458,439
Total	$471,537
Note 7 - Stockholders’ Equity
Stock Repurchase Program
In February 2025, the Company’s board of directors authorized a stock repurchase program to acquire up to $129.5 million of the Company’s common stock, including commissions, fees, and excise taxes, superseding all prior authorized stock repurchase programs, with no fixed expiration date and no requirements to purchase any minimum number of shares. Shares may be repurchased under the repurchase program through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. Any shares of common stock repurchased under the repurchase program will be retired and automatically returned to the status of authorized but unissued shares of common stock.
A summary of stock repurchase activity during the three months ended March 31, 2025 and 2024, is as follows (in thousands except share data):

	Three Months Ended March 31,
	2025	2024
Total number of shares repurchased	—	2,406,015
Total cost of shares repurchased, including commissions, fees, and excise taxes	$—	$44,377
As of March 31, 2025, there was a total of $129.5 million remaining for repurchase under the Company’s stock repurchase program.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 8 – Share-based Compensation
Stock Options
A summary of stock option activity during the three months ended March 31, 2025, is as follows (in thousands, except options, price per option, and term amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2025	2,911,569	$11.98	5.54	$28,610
Exercised	(5,000)	7.12
Forfeited	(5,774)	24.87
Outstanding – March 31, 2025	2,900,795	$11.96	5.23	$23,716
Vested and expected to vest in the future at March 31, 2025	2,900,795	11.96	5.23	23,716
Exercisable at March 31, 2025	2,686,690	$11.31	5.11	$23,492
The total fair value of options that vested during the three months ended March 31, 2025 and 2024 was $0.8 million and $1.2 million, respectively.
The total intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $0.1 million and $0.4 million, respectively.
The Company recognized $0.8 million and $1.3 million in share-based compensation expense related to time-based and performance-based stock options for the three months ended March 31, 2025 and 2024, respectively. During the three months ended September 30, 2024, the performance-based stock options were forfeited and none remain outstanding as of March 31, 2025.
As of March 31, 2025, there was $1.5 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 0.76 years.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity during the three months ended March 31, 2025, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2025	6,472,758	$18.78
Granted	141,775	19.18
Vested	(485,959)	18.04
Forfeited	(314,310)	17.77
Non-vested – March 31, 2025	5,814,264	18.91
During the three months ended March 31, 2025, 296,544 performance-based restricted stock units were released upon board-level determination of achievement.
As of March 31, 2025, 5,814,264 RSUs are expected to vest. The Company recognized $11.5 million and $6.4 million in share-based compensation expense related to RSUs for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, there was $93.2 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.47 years.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Employee Stock Purchase Program
During the three months ended March 31, 2025, the Company issued no shares of common stock pursuant to the 2021 Employee Stock Purchase Plan (“ESPP”). As of March 31, 2025, there was $0.1 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. Offering periods begin on May 1 and November 1 of each year and continue for six-month periods.
The Company recognized $0.1 million and $0.2 million of share-based compensation expense related to the ESPP for the three months ended March 31, 2025 and 2024, respectively.
Share-Based Compensation
Share-based compensation for share-based awards granted to participants has been recorded in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$1,670	$782
General and administrative	5,597	4,393
Research and development (1)	2,995	1,502
Sales and marketing	2,119	1,259
Restructuring related costs (2)	—	(133)
Total share-based compensation expense	$12,381	$7,803
______________
(1)Net of $0.1 million, and $0.1 million additions to capitalized software on the Company’s condensed consolidated balance sheets during the three months ended March 31, 2025 and 2024, respectively.
(2)Relates to unvested stock compensation that was forfeited as part of the 2024 Realignment Plan. See Note 12, “Restructuring Activities.”
Note 9 – Income Taxes
In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. However, there is an exception to the use of this method when a reliable estimate of its ordinary income (loss) or related tax (benefit) for the year cannot be determined. In that case, an entity may report the actual tax expense or benefit applicable when annual income (loss) cannot be estimated as a discrete item in the interim period. This exception was used in determining the tax provision for the three months ended March 31, 2025 and 2024.
The Company’s provision for income taxes reflected an effective tax rate of (15.2)% and (0.6)% for the three months ended March 31, 2025 and 2024, respectively.
During the three months ended March 31, 2025, the Company’s effective tax rate differed from the U.S. federal statutory rate primarily due to an increase in the valuation allowance, certain employee remuneration not deductible under section 162(m) of the Internal Revenue Code, and state income taxes. These items were partially offset by research and development credits.
During the three months ended March 31, 2024, the Company’s effective tax rate differed from the U.S. federal statutory rate primarily due to an increase in the valuation allowance, certain employee remuneration under section 162(m) of the Internal Revenue Code, and other expected permanent differences. These items were partially offset by research and development credits, permanent unfavorable differences related to share-based compensation expense, and state income taxes.
The Company regularly assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” realization standard.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the past and current trend in volatility in the Company’s business operating environment, which has impacted the Company’s current ability and expectation to generate sufficient future taxable income to fully realize its deferred tax assets, the Company continues to maintain that it is more likely that it would not be able to utilize all of the deferred tax assets as of March 31, 2025 and December 31, 2024, and, therefore, has a partial valuation allowance against its deferred tax assets. The Company’s valuation allowance was $35.9 million and $34.7 million as of March 31, 2025, and December 31, 2024, respectively.
The Company has gross unrecognized tax benefits with respect to research and development credits of $4.0 million as of March 31, 2025, and $3.9 million as of December 31, 2024. The Company has recorded an immaterial amount of penalties and interest to income tax expense as the credits have started to be utilized in certain jurisdictions, however almost all credits have no penalties or interest recorded as the credits have not yet been fully utilized.
Note 10 – Related Party Transactions
In the course of its business operations, the Company maintains agreements for services from companies in which certain investment funds advised by a significant stockholder hold an investment. These services primarily relate to vehicle lookup data through an application program interface integrated with many of the Company's products and costs related to financial and business planning software, among others. These costs are recorded as cost of revenues or operating expenses on the Company’s condensed consolidated statements of operations, depending on the nature of the agreement or transactions. Costs associated with these agreements and transactions are considered to be related party transactions.
The following table presents the impact of related party transactions on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$439	$364
General and administrative	117	166
Research and development	27	25
Total related party expenses	$583	$555
The following table presents the impact of related party transactions on the Company’s condensed consolidated balance sheets (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Prepaid expenses and other current assets	$289	$77
Total current assets	$289	$77

Accounts payable	$280	$294
Accrued liabilities	196	167
Total current liabilities	$476	$461
Under the terms of these related-party transactions, all amounts incurred and recognized are expected to be settled within one year from the date of the accompanying condensed consolidated balance sheets.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 11 – Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Basic and diluted net loss per share
Numerator:
Net loss attributable to common stockholders	$(4,685)	$(5,306)
Denominator:
Weighted average common stock outstanding:
Basic	76,516,629	77,335,072
Diluted	76,516,629	77,335,072
Net loss per share:
Basic	$(0.06)	$(0.07)
Diluted	$(0.06)	$(0.07)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2025	2024
Options outstanding, unexercised	2,900,795	3,930,552
RSUs, unvested	5,814,264	4,569,065
Purchase rights committed under the ESPP	65,458	18,293
Total	8,780,517	8,517,910
Note 12 – Restructuring Activities
2024 Realignment Plan
In January 2024, the Company’s board of directors authorized an organizational realignment plan (the “2024 Realignment Plan”) that was designed to manage operating costs, enable efficient delivery on business objectives, and allow for growth in areas of strategic importance. The 2024 Realignment Plan included a reduction of the Company’s then-current workforce by approximately 12%. The Company completed the 2024 Realignment Plan during the year ended December 31, 2024. Restructuring charges of $3.2 million for severance and related costs were recognized during the three months ended March 31, 2024 and are reflected in restructuring related costs on the Company’s condensed consolidated statements of operations.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 13 – Segment Information
The Company's management determined that it operates in one operating and reportable segment that is focused exclusively on providing cloud-based digital solutions in the United States. The chief operating decision maker (“CODM”) assesses performance for its segment and decides how to allocate resources based on consolidated net income (loss) as reported on the condensed consolidated statements of operations. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The Company does not have intra-entity sales or transfers.
The following table presents revenue and expense information for the Company’s reportable segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues, net	$81,488	$77,816
Less:
Adjusted subscription and services	21,045	20,514
Adjusted general and administrative	9,563	9,466
Adjusted research and development	7,759	7,862
Adjusted sales and marketing	9,355	9,160
Other segment items (1)	14,436	11,982
Depreciation and amortization of intangible assets	14,686	14,524
Interest expense	8,712	9,582
Provision for income taxes	617	32
Net loss	$(4,685)	$(5,306)
___________
(1)Other segment items include share-based compensation, restructuring related costs, expenses associated with the Company’s public offering, employer payroll taxes on employee stock transactions, expenses related to material weakness remediation, and acquisition related costs. It also includes interest income and other income.
Note 14 – Subsequent Events
Equity Grants
Pursuant to approval by the Company’s compensation committee and board of directors, in April 2025, the Company awarded $42.1 million of service-based RSUs to its employees under the 2021 Plan. Service-based RSUs generally vest over four years.

Special Note about Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “will” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2024, or our 2024 Annual Report on Form 10-K, and our other filings subsequently made with the Securities and Exchange Commission, or SEC. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. You should not rely upon forward-looking statements as predictions of future events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•economic, political, and industry trends, including the impact of changing government policies or regulations, increasing international tensions, increased economic uncertainty, and elevated market volatility, interest rates, tariffs, and inflation rates on our customers and consumers generally;
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

Table of Content
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our 2024 Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on December 31. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
Overview
We are a leading vertical software-as-a-service, or SaaS, provider of secure, cloud-based software solutions for financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and credit reporting agencies, or CRAs. Financial institutions turn to MeridianLink to empower their digital transformation as they seek to transition business models, create new revenue streams, and increase client engagement. In addition to providing business results, our mission-critical digital lending software solutions enable our customers to create a superior consumer experience that wins in an increasingly digital market. Consumers’ financial needs are evolving, and our platform is designed to create personalized, automated solutions, which improve client acquisition and retention for our customers. Our solutions also allow our customers to operate more efficiently by enabling automated loan decisioning and enhanced risk management, saving resources that can be re-allocated to best serving their clients’ needs.
The effective delivery and management of secure and advanced digital solutions in the complex and heavily regulated financial services industry requires significant resources, personnel, and expertise. Our digital solutions are designed to be highly configurable, scalable, and adaptable to the specific strategies of our customers. We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers’ internal systems and third-party systems. Our multi-product platform, MeridianLink One, paired with the strategic guidance from our consultants, empowers our customers’ digital transformation. We believe there is a clear return on investment in MeridianLink One for our customers through business results such as increased revenue, efficiency, and client satisfaction.
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

Table of Content
Our revenues per customer vary from period to period based on the length and timing of customer implementations, sales of additional solutions to existing customers, changes in the number of transactions processed (including impacts from seasonality, cyclicality, and the general macroeconomic environment), and variations among existing customers and new customers with respect to the mix of purchased solutions and related pricing.
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
We cater largely to financial institutions such as community banks and credit unions with assets under management between $100 million and $10 billion. For these institutions, lending is often the single most important revenue driver with approximately 69% of revenue for the full-year 2024 attributable to lending activities, according to the Federal Deposit Insurance Corporation as of April 10, 2025. In recent years, community banks have continued to compete with their typically larger non-community bank competitors. An opportunity exists in expanding our target market to new customers with greater than $10 billion in assets under management that are interested in retail-focused, configurable lending software solutions.
We have a build, buy, or partner capital allocation strategy for delivering value to customers and stockholders. For more than two decades, we have continuously invested in expanding and improving our solutions to expand our portfolio capabilities and reach into the consumer lending markets. For example, we designed a patented debt optimization engine to deepen the integration of our data verification and loan origination system, or LOS, solutions to empower loan officers to maximize loan acceptance rates, boost cross-sell opportunities, and deepen their relationships with clients.
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
Global Considerations
Economic Uncertainty and Elevated Inflation and Interest Rates
We are also closely monitoring the recent volatility in capital markets, elevated inflation rates, and the increased economic uncertainty in the United States, which has led to concerns of a potential economic downturn and increased uncertainty about business continuity. Additionally, interest rates, including for mortgages and consumer lending, are elevated compared to historical rates and may increase further in the future or stay at elevated levels. In addition, if interest rates remain elevated and unemployment increases without decreases in interest rates, that would adversely impact our business. These and other factors may adversely affect our business and our results of operations. As our customers react to global economic conditions and economic volatility, we may see reduced spending on our products, pricing pressure and lower

Table of Content
loan volumes as financial institutions face challenges attracting deposits and, therefore, may take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.
Inflation rates, particularly in the United States, have increased to elevated levels in recent years and may be exacerbated by the implementation of tariffs by the United States government or other governments. Increased inflation may result in decreased demand for mortgages and consumer lending, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. Although interest rates began to decline in 2024, the United States Federal Reserve could hold interest rates at elevated levels or raise interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets or increased unemployment, may cause us to experience lower than expected volumes if there is a decrease in customer spending.
As economic conditions continue to change quickly and are subject to rapid and possibly material change, we will continue to actively monitor these factors and may take actions that alter our business operations as we may determine are in the best interests of our customers and stockholders.
Developments in 2025
February 2025 Stock Repurchase Program
In February 2025, our board of directors authorized a new stock repurchase program to acquire up to $129.5 million of the Company’s common stock including commissions, fees, and excise taxes, superseding all prior authorized stock repurchase programs, with no fixed expiration date and no requirements to purchase any minimum number of shares. Shares may be repurchased under the repurchase program through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended, or terminated at any time by us at our discretion without prior notice. Any shares of common stock repurchased under the repurchase program will be retired and automatically returned to the status of authorized but unissued shares of common stock.
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

Table of Content
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

Table of Content
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
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, employee benefits, bonuses, and share-based compensation. Sales and marketing expenses also include expenses related to advertising, lead generation, promotional event programs, corporate communications, travel, outside consulting fees, and allocated overhead. Sales commissions and payroll benefits related to our customer agreements are generally capitalized and then amortized over the expected period of customer benefit.
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
Provision For Income Taxes
Our provision for income taxes includes the changes for the deferred tax asset valuation allowance, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits that reflect management’s best estimate of current and future taxes to be paid. We are subject to federal income taxes in the United States and numerous state jurisdictions. Significant judgments and estimates are required in the determination of the consolidated provision for income taxes.
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. We assess whether a valuation allowance should be recorded against our deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” realization standard. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the past and current trend in volatility in our business operating environment which has impacted our current ability and expectation to generate sufficient future taxable income to fully realize our deferred tax assets, we have determined that it is more likely that we would not be able to utilize all of our deferred tax assets, and therefore, we have established a partial valuation allowance on our deferred tax assets as of March 31, 2025, and December 31, 2024, of $35.9 million and $34.7 million, respectively.
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
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates since December 31, 2024. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K.

Table of Content
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues, net	$81,488	$77,816
Cost of revenues:
Subscription and services (1)	22,827	21,344
Amortization of developed technology	4,896	4,729
Total cost of revenues	27,723	26,073
Gross profit	53,765	51,743
Operating expenses:
General and administrative (1)	27,685	25,179
Research and development (1)	10,912	9,485
Sales and marketing (1)	11,603	10,536
Restructuring related costs (1)	—	3,191
Total operating expenses	50,200	48,391
Operating income	3,565	3,352
Other (income) expense, net:
Interest and other income	(1,079)	(956)
Interest expense	8,712	9,582
Total other expense, net	7,633	8,626
Loss before provision for income taxes	(4,068)	(5,274)
Provision for income taxes	617	32
Net loss	$(4,685)	$(5,306)
______________
(1)Share-based compensation is as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$1,670	$782
General and administrative	5,597	4,393
Research and development, net of amounts capitalized	2,995	1,502
Sales and marketing	2,119	1,259
Forfeitures included in restructuring related costs	—	(133)
Total share-based compensation expense	$12,381	$7,803

Table of Content
Comparison of the three months ended March 31, 2025 and 2024
Revenues, net

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Revenues, net	$81,488	$77,816	$3,672	5%
Revenues increased for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to higher revenue of $6.2 million from our Lending Software Solutions from new and existing customers. The increase was partially offset by lower revenue of $2.5 million from our Data Verification Software Solutions driven by a large customer downsell and lower volumes in our mortgage-related revenues. For both of our solutions, we receive incremental revenues if customers exceed their minimum commitments for monthly transactions. This is typically based on the number of applications or closed and funded loans for Lending Software Solutions and credit, tenant, or employment verification reports for our Data Verification Software Solutions.
Cost of Revenues and Gross Profit
Subscription and services

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Subscription and services	$22,827	$21,344	$1,483	7%
Subscription and services cost of revenues increased $1.5 million, or 7%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily due to higher employee-related costs of $1.8 million, which included higher share-based compensation expense of $0.9 million. The increase was partially offset by a $0.4 million decrease in third-party costs, which was driven by lower Data Verification Software Solutions volumes due to lower volumes in our mortgage-related revenues.
Amortization of Developed Technology

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Amortization of Developed Technology	$4,896	$4,729	$167	4%
Amortization of developed technology increased $0.2 million, or 4%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase was due to increased amortization for internally developed software as we continue to build and enhance our product offerings.
Gross Profit

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Gross profit	$53,765	$51,743	$2,022	4%
Gross profit increased $2.0 million, or 4%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily due to higher Lending Software Solutions revenue and a decrease in third-party costs driven by lower Data Verification Software Solutions volumes. The increase was partially offset by lower Data Verification Software Solutions revenue and higher employee-related costs.

Table of Content
Operating Expenses
General and Administrative

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
General and administrative	$27,685	$25,179	$2,506	10%
General and administrative expenses increased $2.5 million, or 10%,for the three months ended March 31, 2025, compared to the same period in 2024. Employee-related costs increased $1.5 million, including an increase in share-based compensation expense of $1.2 million. Advisory fees increased $2.2 million, including $2.1 million for services performed by a third party related to efforts to remediate our material weakness. Acquisition related costs increased $0.4 million and the provision for expected credit losses increased $0.3 million. These increases were partially offset by a decline in legal fees of $1.9 million. Legal fees for the three months ended March 31, 2024 included $1.4 million related to a secondary offering we completed in February 2024, which did not recur in the comparable period in 2025.
Research and Development

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Research and development	$10,912	$9,485	$1,427	15%
Research and development expenses increased $1.4 million, or 15%, for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to higher stock compensation expense.
Sales and Marketing

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Sales and marketing	$11,603	$10,536	$1,067	10%
Sales and marketing expenses increased $1.1 million, or 10%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily driven by higher employee-related costs of $1.2 million, including higher share-based compensation of $0.9 million.
Restructuring Related Costs

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Restructuring related costs	$—	$3,191	$(3,191)	(100)%
Restructuring related costs during the three months ended March 31, 2024 are costs related to the 2024 Realignment Plan completed during 2024. Restructuring related costs were primarily related to cash payments for severance, net of non-cash stock compensation forfeitures, and other termination-related costs.
Total Other Expense, net

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Total other expense, net	$7,633	$8,626	$(993)	(12)%
Total other expenses, net decreased $1.0 million, or 12%, for the three months ended March 31, 2025, compared to the same period in 2024. The decrease was primarily driven by lower interest expense of $0.9 million as a result of lower interest rates partially offset by higher average debt outstanding.

Table of Content
Provision for Income Taxes

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Provision for income taxes	$617	$32	$585	1828%
Provision for income taxes increased $0.6 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to less benefit from research and development credits and share-based compensation.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2025, our principal sources of liquidity were cash of $128.9 million and accounts receivable of $35.4 million. We also have an unused revolving credit facility of $50.0 million under the credit agreement dated as of November 10, 2021, as amended, and as may be further amended, restated, amended and restated, supplemented and/or otherwise modified from time to time, or the Credit Agreement. Based upon our current levels of operations, we believe that our cash flows from operations along with our other sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.
We have financed our operations primarily through cash flows from operations, long-term debt, and proceeds from equity issuances. In May 2024, in connection with the Refinancing Amendment and First Amendment to Credit Agreement, dated as of May 15, 2024, we increased the aggregate principal amount of the term loan by $50.0 million. We have also filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, that became effective January 8, 2024, under which we may offer or sell, in one or more offerings, our common stock, preferred stock, warrants, debt securities, and/or units consisting of some or all of these securities in a maximum aggregate amount of up to $500.0 million.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Net cash provided by (used in):
Operating activities	$42,350	$29,038	$13,312	46%
Investing activities	(1,716)	(1,929)	213	(11)%
Financing activities	(4,504)	(45,265)	40,761	90%
Net increase (decrease) in cash and cash equivalents	$36,130	$(18,156)	$54,286	(299)%
Cash Flows from Operating Activities
Our largest source of operating cash is cash collection from sales of subscription fees to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, payments to third-party vendors, and interest expense. The increase in operating cash flow from during the three months ended March 31, 2025, compared to the same period in 2024, was driven by a higher net income after adjusting for non-cash items of $6.4 million and $6.9 million from the net change in working capital and other operating assets and liabilities, respectively.

Table of Content
Net cash provided by operating activities of $42.4 million during the three months ended March 31, 2025 was primarily driven by net loss of $4.7 million adjusted for non-cash operating items of $29.3 million (primarily depreciation and amortization of $15.8 million and share-based compensation of $12.4 million), an increase in deferred revenue of $22.5 million due to timing of customer billings, and an increase in accrued liabilities and other long-term liabilities of $0.1 million. These sources were partially offset by an increase in prepaid expenses and other current assets and other assets of $2.1 million, an increase in accounts receivable of $1.8 million, and a decrease in accounts payable of $1.0 million.
Net cash provided by operating activities of $29.0 million during the three months ended March 31, 2024 was primarily driven by net loss of $5.3 million adjusted for non-cash operating items of $23.6 million (primarily depreciation and amortization of $15.5 million and share-based compensation of $7.8 million) and an increase in deferred revenue of $19.9 million due to timing of customer billings. These sources were partially offset by an increase in accounts receivable of $4.4 million, a decrease in accrued liabilities and other long-term liabilities of $2.5 million, an increase in prepaid expenses and other current assets and other assets of $1.9 million, and a decrease in accounts payable of $0.3 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.7 million and $1.9 million during the three months ended March 31, 2025 and 2024, respectively. Capitalized software additions were $1.6 million and $1.8 million during the three months ended March 31, 2025 and 2024, respectively. Purchases of property and equipment were $0.1 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively.
Cash Flows from Financing Activities
Net cash used in financing activities was $4.5 million and $45.3 million during the three months ended March 31, 2025 and 2024, respectively. Principal payments of debt were $1.2 million and $1.1 million during the three months ended March 31, 2025 and 2024, respectively. Taxes paid related to net share settlement of restricted stock units net of proceeds from the exercise of stock options were $3.3 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively. Repurchases of common stock were $44.0 million during the three months ended March 31, 2024. Payments of deferred offering costs were $0.1 million during the three months ended March 31, 2024.
Debt
As of March 31, 2025, our term loan had principal outstanding of $471.5 million with $1.2 million payable in equal quarterly installments through September 30, 2028, with the remainder due at maturity in November 2028. We were in compliance with all debt covenants as of March 31, 2025. There were no borrowings under our $50.0 million revolving credit facility as of March 31, 2025. For a detailed description of our debt, please see Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We do not have any special purpose entities or off-balance sheet financing arrangements.
Stock Repurchase Program
In February 2025, our board of directors authorized a stock repurchase program to acquire up to $129.5 million of our common stock, including commissions, fees, and excise taxes, superseding all prior authorized stock repurchase programs, with no fixed expiration date and no requirements to purchase any minimum number of shares. Shares may be repurchased under the repurchase program through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. Any shares of common stock repurchased under the repurchase program will be retired and automatically returned to the status of authorized but unissued shares of common stock.
The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, working capital needs, general business and market conditions, regulatory requirements, and other investment opportunities. The repurchase program may be commenced, suspended, or terminated at any time by the Company at its discretion without prior notice. As of March 31, 2025, there was a total of $129.5 million remaining for repurchase under our stock repurchase program.

Table of Content
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, server equipment, and co-location data center facilities that expire through December 2026, and other contractual commitments primarily related to third-party cloud infrastructure agreements used to support operations at the enterprise level. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
During the three months ended March 31, 2025, we renewed one third-party cloud infrastructure agreement that has a minimum contractual commitment of $26.0 million through January 31, 2028 and will be reduced by actual usage of the cloud infrastructure over the term of the commitment. As of March 31, 2025, our remaining commitment under this agreement was $26.0 million, of which we expect approximately $8.7 million to be due in the next 12 months, with the remainder due thereafter.
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

Table of Content
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
Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, because they may calculate non-GAAP financial results differently. In addition, there are limitations in using non-GAAP financial measures, because they are not prepared in accordance with GAAP and exclude expenses that may have a material impact on our reported financial results. In particular, amortization and depreciation, interest expense, and share-based compensation expense, which are excluded from adjusted EBITDA have been and we expect will continue to be significant recurring expenses in our business for the foreseeable future. The provision for income taxes is also excluded from adjusted EBITDA and can be volatile due to temporary and permanent differences between GAAP and IRS statutory regulations, and changes resulting from recording valuation allowances due to identified impairments in our deferred tax assets. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge you to review the reconciliations of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.
Adjusted EBITDA
We define adjusted EBITDA as net loss before interest expense, provision for income taxes, depreciation and amortization of intangible assets, share-based compensation expense, employer payroll taxes on employee stock transactions, expenses associated with our public offerings, restructuring related costs, expenses for services performed by third party consultants related to efforts to remediate our material weakness, and third-party acquisition related costs.
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

Table of Content
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
The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(4,685)	$(5,306)
Interest expense	8,712	9,582
Provision for income taxes	617	32
Depreciation and amortization of intangible assets	14,686	14,524
Share-based compensation expense	12,381	7,936
Employer payroll taxes on employee stock transactions	625	422
Expenses associated with public offering	—	1,389
Restructuring related costs	—	3,191
Expenses associated with material weakness remediation(1)	2,063	—
Acquisition related costs	446	—
Adjusted EBITDA	$34,845	$31,770
___________
(1)Expenses for services performed by third party consultants related to efforts to remediate our previously identified material weakness.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our exposures to market risk since December 31, 2024. For a full discussion of our exposures to market risks, see “Quantitative and Qualitative Disclosures about Market Risk” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K.
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
Based on that evaluation and in light of the material weakness existing in our internal controls over financial reporting as of December 31, 2023, discussed below, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our review controls and procedures were not effective. Notwithstanding the material weakness, our management has concluded that the condensed consolidated

Table of Content
financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for the periods presented in conformity with U.S. generally accepted accounting principles.
Remediation Plan to Address Material Weakness
Our management has taken steps to enhance our internal control over financial reporting and remediate the material weakness identified during the year ended December 31, 2023, primarily related to insufficient controls over the set-up of customer contracts for billing and maintaining complete contract support that were not operating effectively.
During the year ended December 31, 2024 and quarter ended March 31, 2025, we have implemented process improvements throughout our revenue cycle work stream and have designed and implemented key controls to address our highest risk areas in order to work towards remediating the material weakness noted above. We have assessed our remediation progress, and, while we have made significant progress, we continue to make adjustments to further strengthen the efficacy of internal controls over revenue. As a result, we have not yet determined that the material weakness has been remediated. We will not be able to fully remediate the material weakness until our remediation efforts have been completed and the controls have been operating effectively for a sufficient period of time.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation efforts noted above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Table of Content
PART II – OTHER INFORMATION
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
Item 1A. Risk Factors
Investing in our common stock involves substantial risks. You should carefully consider the risks and uncertainties described below and in our 2024 Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, including the financial statements and the related notes, before deciding to invest in our common stock. Any of the risk factors we describe below could have a material adverse effect on our business, financial condition, results of operations, cash flow, and prospects. The market price of our common stock could decline if one or more of these risks or uncertainties develop into actual events, causing you to lose all or part of your investment. Other risks, events, and uncertainties that we do not currently anticipate or that we currently deem immaterial may also affect our business. Certain statements contained in the risk factors described below are forward-looking statements. See the section titled “Special Note about Forward-Looking Statements” for more information.
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
Risks Related to Our Strategy and Industry
•The lending market and the broader financial services industry in which our customers operate are subject to various economic and political factors (such as rising interest or inflation rates), the deterioration of which would directly affect our performance.
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

Table of Content
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
Risks Related to Our Common Stock and Governance Structure
•Market conditions, including increased market volatility, issuances of additional or preferred stock, and payments of dividends may result in dilution or otherwise affect our stockholders’ return on investment.
•The consummation, suspension, or termination of our capital allocation strategies, including any stock repurchases, may affect our stock price, stock volatility, or liquidity.
•Delaware law and certain provisions in our charter and bylaws could restrict certain strategic activity or limit stockholder actions that may be beneficial or favorable to our stockholders.

Table of Content
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
In addition, interest rates are influenced by a number of factors, particularly monetary policy, and many economists predict that interest rates on mortgage and non-mortgage loans will not fall meaningfully until the Federal Reserve meaningfully lowers the Federal Funds Rate. The Federal Reserve began to lower the Federal Funds Rate after maintaining elevated levels to combat higher than expected inflation in the United States in 2024. However, the Federal Reserve has expressed concerns recently over inflation and there is no guarantee that the Federal Reserve will lower the Federal Funds Rate in the future. For example, the Federal Reserve held the Federal Funds Rate at its current rate at the first Federal Open Market Committee Meeting in 2025, citing concerns of elevated inflation. Elevated interest rates have reduced the volume of new mortgage and non-mortgage loans originated, and further increases in interest rates or an increase in unemployment could reduce the volume of loans originated.
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
Additionally, with increased competition or in challenging economic conditions, existing customers may decide not to continue to use our software solutions in favor of other alternatives or exert pricing pressure for financial or other reasons or as a result of financial distress or ceasing operations. Customer attrition or increased pricing pressure could impact the performance of our business in the future. We have agreements in place with various product partners with respect to the integration between their businesses and our solutions, such as e-signing vendors, insurance providers, dealership integrators, credit card processors, home banking systems, and settlement service tools. Most of these contracts are not long term or are subject to termination rights. An unexpected termination, or a failure to renew, of a significant number of our agreements or relationships with these platform partners could have an adverse effect on our business as our customers may find our solutions less valuable without these integrations. If we lose existing platform partners due to terminations or failures to renew our agreements, we would also lose revenues associated with such platform partners, which could have a material adverse impact on our results of operations and financial condition.

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
We derive a significant majority of our revenues from customers in the financial services industry, and any downturn or consolidation or decrease in technology spend in the financial services industry could adversely affect our business.
A significant majority of our revenues are derived from customers in the financial services industry, an industry which has experienced significant pressure in recent years due to economic uncertainty, elevated and fluctuating interest rates, liquidity concerns, and increased regulation. Although regulations applicable to our customers may change or decrease in connection with changing governmental policies in the U.S., uncertainty or rapid changes in regulations or governmental policies or decreased resources or personnel at regulatory agencies may negatively affect our customers or our business. In addition, in the past, financial institutions have experienced consolidation, distress, and failure. It is possible these conditions may reoccur. For example, in March 2023, after being closed by their respective state authorities, the Federal Deposit Insurance Corporation took control of Silicon Valley Bank and Signature Bank due to liquidity concerns, and a number of other financial institutions experienced turbulence and a precipitous decline in market value. It is possible these conditions may persist, deteriorate or reoccur, and may negatively impact our results of operations and financial condition.
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
Risks Related to Our Business and Operations
Uncertain or weakened economic conditions or changes in political conditions, including as a result of elevated interest rates, inflation, and changes in governmental policies or regulations in connection with the U.S. presidential administration, may continue to heighten many of our known risks and has affected, continues to affect, and may adversely affect our industry, business, and results of operations.
Our overall performance depends on economic and political conditions, which are beyond our control and may be difficult or impossible to forecast. The United States and other key international economies have experienced significant economic and market downturns and periods of uncertainty, including recently in connection with elevated interest rates and inflation, and the recent announcements or imposition of new and reciprocal tariffs, and are likely to experience additional cyclical downturns from time to time, in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, inflation, fluctuations in interest rates, reduced corporate profitability, volatility in credit and equity markets, bankruptcies, and overall uncertainty. Macroeconomic or political developments can arise suddenly, as did the conditions associated with the fluctuating rates of inflation and announcement of tariffs and reciprocal tariffs by governments, and the full impact can be difficult to predict. Changes in laws, policies and regulations, including in connection with changes in policies and regulations in connection with the U.S. presidential administration, and adverse macroeconomic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher or fluctuating interest rates, high unemployment, and currency fluctuations have in the past and may in the future adversely impact the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase our software solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, or impact the demand for our customers’ services, any of which could adversely affect our results of operations. In addition, changes in laws, regulations, and governmental policies may require us to devote significant time and resources to modify our solutions to reflect such changes in law, regulations, and governmental policies. As a result, our operating results are sensitive to changes in political and macroeconomic conditions

Table of Content
that impact our customers’ technology spending and overall usage, volume, and type of transactions handled or processed using our software solutions.
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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
We track certain key operating metrics using internal tools, which have certain limitations. In addition, we rely on data received from third parties, including industry forecast reports, to track certain performance indicators. We have only a limited ability to verify data from both of these sources. Our methodologies for tracking metrics have changed, and may in the future continue to change, which could result in changes to the metrics we report. If we under count or over count performance due to the internal tools we use or have issues with the data received from third parties, or if our internal tools contain errors, the data we report may not be accurate or comparable with prior periods. In addition, limitations, changes or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies.
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
We depend on satisfied customers to succeed and, in certain instances, have aligned our financial goals with those of our customers. Our historical contracts are subject to minimum commitments with certain of our customers, who may be less willing or able to accommodate modifications to our contracts given their own business constraints. Such minimum commitment obligations may not be cost-effective or provide positive returns.

Table of Content
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
While we expect to continue to grow headcount in our sales and marketing teams over the long-term, we completed workforce reductions in connection with our 2023 Restructuring Plan and our 2024 Realignment Plan (each as defined below). We may be unable to effectively manage the organizational changes we have made in connection with the 2023 Restructuring Plan and 2024 Realignment Plan, or that we may make in the future, which could result in declines in quality or customer satisfaction, increases in costs, difficulties in obtaining new customers, difficulty in introducing new solutions to our existing customers, difficulty in deploying solutions to new and current customers, reputational harm, loss of customers, or operational difficulties in executing sales and other strategies, any of which could adversely affect our business performance and operating results.
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

Table of Content
We may not achieve some or all of the expected benefits of our restructuring or organizational realignment plans, and such restructuring or realignment may adversely affect our business.
We have undertaken, and may undertake in the future, restructuring, organizational realignment, or other strategic changes in order to manage operating costs, enable efficient delivery on business objectives, allow for growth in areas of strategic importance, adapt our business to serve customers more effectively, align teams with the Company’s highest business priorities, and achieve operating efficiencies, including the restructuring plan approved by our board of directors in February 2023, or the 2023 Restructuring Plan, which was completed during the six months ended June 30, 2023, and the 2024 Realignment Plan approved in January 2024 and completed in the six months ended June 30, 2024. The 2023 Restructuring Plan resulted in restructuring charges of $3.6 million for severance and related costs, and we incurred $4.0 million in connection with the 2024 Realignment Plan. Implementation of any restructuring or organizational realignment plan has in the past and may in the future be costly and disruptive to our business, and we may not be able to obtain the anticipated cost savings, operational improvements, strategic growth, and estimated workforce reductions within the projected timing or at all. Further, we have in the past and may in the future experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale, and/or key or other retention issues during transitional periods. Restructuring and realignment can require a significant amount of time and focus, which may divert attention from operating and growing our business. For more information about our 2024 Realignment Plan, see Note 12 to our consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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
We have a significant amount of goodwill and other intangibles. Our goodwill and other intangible asset balances as of March 31, 2025, were approximately $610.1 million and $188.9 million, respectively. We test goodwill at least annually, as of October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. Testing involves estimates and judgments by management. Such assets are considered to be impaired when the carrying value of an intangible asset exceeds its estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. While no impairment has been recorded in the consolidated financial statements included in this Quarterly Report on Form 10-Q, any future impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

Table of Content
Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.
We recognize deferred tax assets when it is considered more likely than not that the tax benefit will be realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. After analyzing all available evidence, we have determined that it is more likely that we would not be able to utilize all of our deferred tax assets prior to the expiration of such assets and therefore we have recorded a partial valuation allowance on our deferred tax assets as of March 31, 2025 and December 31, 2024. Our valuation allowance was $35.9 million and $34.7 million as of March 31, 2025 and December 31, 2024, respectively. The amount of the deferred tax asset considered realizable, and therefore the amount of the valuation allowance recorded against our deferred tax assets, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
Our ability to use our net operating loss carryforwards and other tax attributes may be limited.
We may be unable to fully use our net operating loss, or NOL, carryforwards, if at all. Under Section 382 and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined under Section 382 and applicable U.S. Treasury regulations as a greater than 50% change, by value, in its equity ownership over a rolling three-year period, the corporation's ability to use its pre-change NOLs and other applicable pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. We completed an analysis under Section 382 through December 31, 2024, confirming no ownership changes have occurred since our initial public offering in 2021. If the Company undergoes an ownership change and if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the U.S. state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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

Table of Content
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

Table of Content
We may not be able to secure sufficient additional financing on favorable terms, or at all, to meet our future capital needs.
We may require additional capital in the future to pursue business opportunities or acquisitions or respond to challenges and unforeseen circumstances. We may also decide to engage in equity or debt financings or enter into additional credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, on favorable terms, or at all. Capital market conditions, including stock market volatility, the impact of inflation, interest rates, and economic stability could significantly impact our cost of capital as compared to prior periods should we seek additional funding. Moreover, global capital markets have undergone periods of significant volatility and uncertainty in the past, including in the recent past in response to increasing international tensions related to the announcement of tariffs on imports by certain governments, and there can be no assurance that such financing alternatives will be available to us on favorable terms or at all, should we determine it necessary or advisable to seek additional capital.
We have identified a material weakness in our internal control over financial reporting. If we are unable to maintain effective internal controls over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results, or report them within the time frames required.
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
During the year ended December 31, 2024 and quarter ended March 31, 2025, we have implemented process improvements throughout our revenue cycle work stream and have designed and implemented key controls to address our highest risk areas in order to work towards remediating the material weakness noted above. Through March 31, 2025, we have assessed our remediation progress and while we have made significant progress, we continue to make adjustments to further strengthen their efficacy, and have not yet determined that the material weakness has been remediated. We will not be able to fully remediate the material weakness until our remediation efforts have been completed and the controls have been operating effectively for a sufficient period of time.
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

Table of Content
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
Changes in applicable U.S. federal, state, and local income taxation laws, rules, or regulations, or their interpretation and application, which changes may have possible retroactive effect, could adversely affect our tax expense and profitability. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. For example, many provisions of the Tax Cuts and Jobs Act of 2017, or TCJA, or the Inflation Reduction Act of 2022, or IRA, still require guidance through the issuance or finalization of regulations by the U.S. Department of the Treasury in order to fully assess their effects. There may be substantial delays before such regulations are promulgated or finalized as well as proposed technical corrections or other legislation, resulting in uncertainty as to their ultimate effects. Under the TCJA, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and may have an impact on future cash tax liabilities. Certain provisions of the TCJA are temporary and subject to expiration unless extended by the U.S. Congress, and any failure to extend such provisions or enact new tax legislation could result in increased tax liabilities and materially affect our financial results. The IRA includes a 15% corporate alternative minimum tax for companies with modified United States generally accepted accounting principles, or GAAP, net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits, each of which still require guidance and finalization of regulations by the U.S. Department of the Treasury. Currently, we are not subject to the corporate alternative minimum tax, have determined the 1% excise tax on certain stock repurchases to be immaterial to our business or stock repurchase program, and are evaluating the applicability and impact of the IRA’s additional tax provisions. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have an adverse effect on our financial position. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in tax laws on an investment in our common stock.

Table of Content
Risks Related to Potential Conflicts of Interests and Related Parties
Thoma Bravo has a significant influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
As of May 5, 2025, Thoma Bravo and its related entities beneficially own, in the aggregate, approximately 37.5% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
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

Table of Content
Risks Related to Our Common Stock and Governance Structure
The trading price of our common stock could be volatile, and you could lose all or part of your investment.
The trading price of our common stock may fluctuate substantially in response to numerous factors, many of which may be beyond our control and may not be related to our operating performance, including:
•changes in governmental regulations, laws, or policy and monetary policy by the Federal Reserve, including any increases in interest rates;
•general economic and political conditions and trends, including changes in interest rates, consumer borrowing habits and the announcement or imposition of tariffs;
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

Table of Content
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

Table of Content
We cannot guarantee that our stock repurchase programs will be fully consummated or will enhance long-term stockholder value, and stock repurchases could increase the volatility of our stock prices and could diminish our cash reserves.
In May 2022, our board of directors approved a stock repurchase program under which we were authorized to purchase up to $75.0 million of our common stock from time to time. In January 2024, our board of directors approved an additional stock repurchase program under which we were authorized to purchase up to $125.0 million of our common stock from time to time. In February 2024, we completed an underwritten secondary offering for the sale of 6,906,015 shares of common stock by certain of our existing stockholders, at an offering price of $19.00 per share, or the February Secondary Offering, during which we used approximately $44.4 million (including excise taxes) of our stock repurchase program for the stock repurchase in connection with the February Secondary Offering. In February 2025, our board of directors approved a new stock repurchase program under which we are authorized to purchase up to $129.5 million of our common stock from time to time, superseding all prior authorized stock repurchase programs. As of March 31, 2025, there was an aggregate of approximately $129.5 million remaining for repurchase under our stock repurchase programs.
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

Table of Content
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

Table of Content
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2025, we did not repurchase any Company equity securities.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Table of Content
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

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIANLINK, INC.

Dated: May 12, 2025	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2025	By:	/s/ Elias Olmeta
	Name:	Elias Olmeta
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)