Form 10-Q
period 2025-06-30
MeridianLink, Inc.
filed 2025-08-11
CIK 1834494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_______
Commission file number: 001-40680
____________________________
MeridianLink, Inc.
(Exact Name of Registrant as Specified in its Charter)
______________________________

Delaware	82-4844620
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Venture, Suite 235, Irvine, CA	92618
(Address of Principal Executive Offices)	(Zip Code)
(714) 708-6950
(Registrant’s Telephone Number, Including Area Code)
3560 Hyland Avenue, Suite 200, Costa Mesa, CA 92626
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of August 4, 2025, there were 74,094,297 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIANLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$91,088	$92,765
Accounts receivable, net	34,585	34,422
Prepaid expenses and other current assets	12,253	10,973
Total current assets	137,926	138,160
Property and equipment, net	1,749	2,167
Right of use assets, net	697	1,095
Intangible assets, net	177,067	201,522
Goodwill	610,063	610,063
Other assets	9,431	8,326
Total assets	$936,933	$961,333

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,342	$6,798
Accrued liabilities	30,700	29,383
Deferred revenue	30,110	17,170
Current portion of debt, net of debt issuance costs	3,632	3,678
Total current liabilities	68,784	57,029
Long-term debt, net of debt issuance costs	463,125	464,922
Deferred tax liabilities, net	12,069	11,287
Long-term deferred revenue	—	75
Other long-term liabilities	314	527
Total liabilities	544,292	533,840
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 74,195,939 and 76,049,681 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	125	127
Additional paid-in capital	734,970	709,057
Accumulated deficit	(342,454)	(281,691)
Total stockholders’ equity	392,641	427,493
Total liabilities and stockholders’ equity	$936,933	$961,333
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$84,597	$78,676	$166,085	$156,492
Cost of revenues:
Subscription and services	23,080	23,373	45,907	44,717
Amortization of developed technology	4,445	4,803	9,341	9,532
Total cost of revenues	27,525	28,176	55,248	54,249
Gross profit	57,072	50,500	110,837	102,243
Operating expenses:
General and administrative	28,553	29,237	56,238	54,416
Research and development	11,380	9,905	22,292	19,390
Sales and marketing	11,933	11,467	23,536	22,003
Restructuring related costs	—	988	—	4,179
Total operating expenses	51,866	51,597	102,066	99,988
Operating income (loss)	5,206	(1,097)	8,771	2,255
Other (income) expense, net:
Interest and other income, net	(1,566)	(1,636)	(2,645)	(2,592)
Interest expense	8,715	9,797	17,427	19,379
Total other expense, net	7,149	8,161	14,782	16,787
Loss before provision for income taxes	(1,943)	(9,258)	(6,011)	(14,532)
Provision for income taxes	1,070	412	1,687	444
Net loss	$(3,013)	$(9,670)	$(7,698)	$(14,976)

Net loss per share:
Basic	$(0.04)	$(0.13)	$(0.10)	$(0.19)
Diluted	$(0.04)	$(0.13)	$(0.10)	$(0.19)
Weighted average common stock outstanding:
Basic	76,479,047	76,527,803	76,497,736	76,923,824
Diluted	76,479,047	76,527,803	76,497,736	76,923,824
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	76,049,681	$127	$709,057	$(281,691)	$427,493
Vesting of restricted stock units (“RSUs”)	782,503	—	—	—	—
Issuance of common stock due to exercise of stock options	5,000	—	14	—	14
Shares withheld related to net share settlement of RSUs	(178,039)	—	(3,326)	—	(3,326)
Share-based compensation expense	—	—	12,441	—	12,441
Net loss	—	—	—	(4,685)	(4,685)
Balance at March 31, 2025	76,659,145	$127	$718,186	$(286,376)	$431,937
Vesting of RSUs	680,022	1	(1)	—	—
Issuance of common stock due to exercise of stock options	782	—	27	—	27
Issuance of common stock through employee stock purchase plan	66,698	—	959	—	959
Shares withheld related to net share settlement of RSUs	(75,125)	—	(1,394)	—	(1,394)
Repurchases of common stock	(3,135,583)	(3)	—	(53,065)	(53,068)
Share-based compensation expense	—	—	17,193	—	17,193
Net loss	—	—	—	(3,013)	(3,013)
Balance at June 30, 2025	74,195,939	$125	$734,970	$(342,454)	$392,641
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

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,698)	$(14,976)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	683	739
Amortization of intangible assets	28,154	28,357
Amortization of costs capitalized to obtain revenue contracts	2,263	1,995
Provision for expected credit losses	352	561
Amortization of debt issuance costs	575	464
Share-based compensation expense	29,503	20,429
Deferred income taxes	781	105
Changes in operating assets and liabilities:
Accounts receivable	351	(4,073)
Prepaid expenses and other current assets and other assets	(4,634)	(2,186)
Accounts payable	(2,453)	1,675
Accrued liabilities and other long-term liabilities	805	(277)
Deferred revenue	12,865	10,581
Net cash provided by operating activities	61,547	43,394
Cash flows from investing activities:
Capitalized software additions	(3,568)	(3,684)
Purchases of property and equipment	(250)	(152)
Net cash used in investing activities	(3,818)	(3,836)
Cash flows from financing activities:
Repurchases of common stock	(52,780)	(73,788)
Excise taxes paid on share repurchases	(536)	—
Proceeds from exercise of stock options	41	722
Proceeds from employee stock purchase plan	959	944
Taxes paid related to net share settlement of restricted stock units	(4,720)	(1,676)
Principal payments of debt	(2,370)	(2,278)
Proceeds from debt issuance	—	50,000
Payments of debt issuance costs	—	(840)
Payments of deferred offering costs	—	(74)
Net cash used in financing activities	(59,406)	(26,990)
Net (decrease) increase in cash and cash equivalents	(1,677)	12,568
Cash and cash equivalents, beginning of period	92,765	80,441
Cash and cash equivalents, end of period	$91,088	$93,009
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$16,854	$18,893
Cash paid for income taxes	432	433
Non-cash investing and financing activities:
Shares withheld with respect to net settlement of restricted stock units	4,720	1,676
Excise taxes payable included in repurchases of common stock	288	505
Share-based compensation expense included in capitalized software additions	131	138
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Organization and Description of Business
MeridianLink, Inc., and its wholly-owned subsidiaries, (collectively, the “Company”) provides secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users. The Company sells its solutions to financial institutions, including banks, credit unions, mortgage lenders, specialty lending providers, and consumer reporting agencies. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service (“SaaS”) model under which its customers pay subscription fees for the use of the Company’s solutions. The Company is headquartered in Irvine, California.
Note 2 – Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
The interim condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2025, its condensed consolidated results of operations for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three and six months ended June 30, 2025 and 2024 and as of June 30, 2025, are also unaudited. The condensed consolidated balance sheet as of December 31, 2024, included herein, and financial information as of December 31, 2024, disclosed in the notes to the condensed consolidated financial statements were derived from the audited consolidated financial statements as of that date.
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
Note 3 – Revenue Recognition
Disaggregation of Revenue
The following table disaggregates the Company’s net revenues by solution type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lending Software Solutions	$68,737	$61,644	$135,806	$122,547
Data Verification Software Solutions	15,860	17,032	30,279	33,945
Total	$84,597	$78,676	$166,085	$156,492

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The following table disaggregates the Company’s net revenues by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Subscription fees	$71,147	$65,946	$139,892	$131,858
Professional services	9,499	9,559	18,165	18,569
Other	3,951	3,171	8,028	6,065
Total	$84,597	$78,676	$166,085	$156,492
Contract Balances
The following table presents amounts related to customer contract-related arrangements, which are included on the condensed consolidated balance sheets as follows (in thousands):

	As June 30,	As of January 1,	As June 30,	As of January 1,
	2025	2025	2024	2024
Accounts receivable, net	$34,585	$34,422	$35,924	$32,412
Deferred revenue, current	30,110	17,170	28,337	17,224
Long-term deferred revenue	—	75	261	792
The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue. Significant changes in our deferred revenue balances during the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	As of June 30,
	2025	2024
Deferred revenue, beginning balance	$17,245	$18,016
Billing of transaction consideration	178,950	167,074
Revenue recognized	(166,085)	(156,492)
Deferred revenue, ending balance	$30,110	$28,598
Deferred revenue, current	$30,110	$28,337
Long-term deferred revenue	—	261
Total deferred revenue	$30,110	$28,598
Allowance for Credit Losses
A rollforward of the Company’s allowance for expected credit losses balance for the six months ended June 30, 2025 and 2024, was as follows (in thousands):

	As of June 30,
	2025	2024
Allowance for expected credit losses, beginning balance	$750	$514
Provision for expected credit losses	352	561
Write offs, net	(396)	(363)
Allowance for expected credit losses, ending balance	$706	$712

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Costs Capitalized to Obtain Revenue Contracts
The following table represents the changes in costs capitalized to obtain revenue contracts (in thousands):

	As of June 30,
	2025	2024
Beginning balance	$9,512	$8,018
Additions	2,906	2,295
Amortization	(2,263)	(1,995)
Ending balance	$10,155	$8,318
There was no impairment of costs capitalized to obtain revenue contracts during the three and six months ended June 30, 2025 and 2024.
Note 4 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Prepaid expenses	$6,798	$5,598
Costs capitalized to obtain revenue contracts, current	4,773	4,362
Other	682	1,013
Total prepaid expenses and other current assets	$12,253	$10,973
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Computer equipment and software	$7,853	$7,902
Leasehold improvements	982	2,424
Office equipment and furniture	407	990
Total	9,242	11,316
Accumulated depreciation	(7,493)	(9,149)
Property and equipment, net	$1,749	$2,167
Depreciation expense was $0.3 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $0.7 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively.
During the three months ended June 30, 2025, $2.3 million of fully depreciated assets were disposed upon the expiration of the Company’s former headquarters office space lease in Costa Mesa, CA.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of June 30, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(217,765)	$125,535
Developed technology	96,400	(68,342)	28,058
Trademarks	24,975	(16,505)	8,470
Non-competition agreements	5,500	(3,213)	2,287
Capitalized software	40,052	(27,335)	12,717
Total intangible assets, net	$510,227	$(333,160)	$177,067

	As of December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$343,300	$(200,672)	$142,628
Developed technology	96,400	(63,263)	33,137
Trademarks	24,975	(15,275)	9,700
Non-competition agreements	5,500	(2,723)	2,777
Capitalized software	36,353	(23,073)	13,280
Total intangible assets, net	$506,528	$(305,006)	$201,522
For the three months ended June 30, 2025 and 2024, the Company capitalized $2.0 million and $1.9 million, respectively, related to internally developed software costs. For the six months ended June 30, 2025 and 2024, the Company capitalized $3.7 million and $3.8 million, respectively, related to internally developed software costs.
The weighted average remaining useful lives for intangible assets as of June 30, 2025, were as follows:

Weighted Average Remaining Useful Life (in years)
Customer relationships	4
Developed technology	6
Trademarks	4
Non-competition agreements	2
Capitalized software	2
Amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$4,445	$4,803	$9,341	$9,532
General and administrative expense	9,406	9,407	18,813	18,825
Total amortization expense	$13,851	$14,210	$28,154	$28,357

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
The estimated future amortization of intangible assets as of June 30, 2025, was as follows (in thousands):

Years ending December 31,
2025 (remaining six months)	$25,144
2026	47,921
2027	44,786
2028	25,350
2029	13,327
Thereafter	20,539
Total amortization expense	$177,067
No impairment of long-lived assets was recorded during the three and six months ended June 30, 2025 or 2024.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Costs capitalized to obtain revenue contracts, noncurrent	$5,382	$5,150
Prepaid expenses, noncurrent	1,842	1,039
Capitalized cloud computing arrangement costs, net	2,027	1,904
Other	180	233
Total other assets, noncurrent	$9,431	$8,326
Accumulated amortization for capitalized cloud computing arrangement costs was $0.4 million and $0.3 million, as of June 30, 2025, and December 31, 2024, respectively. Amortization expense for capitalized cloud computing arrangement costs was immaterial for the three and six months ended June 30, 2025 and 2024.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Accrued payroll and payroll-related expenses	$11,144	$8,188
Accrued bonuses and commissions	4,747	6,313
Accrued operating costs	4,191	4,127
Sales tax liabilities from acquisitions	3,383	3,383
Accrued costs of revenues	2,537	2,305
Customer deposits	1,551	795
Operating lease liabilities – current	546	676
Excise taxes payable	288	537
User conference accrual	—	979
Other accrued liabilities	2,313	2,080
Total accrued liabilities	$30,700	$29,383

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 5 – Commitments and Contingencies
Legal Matters
The Company is, and from time to time may be, involved in legal proceedings and claims arising out of the Company’s operations in the ordinary course of business. The Company accrues estimates for resolution of legal proceedings and other contingencies when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss is reasonably estimable. Management is not currently aware of any legal proceedings or claims against it that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company. During the three and six months ended June 30, 2024, the Company incurred $1.5 million related to the settlements of class action litigation claims.
Other Contractual Commitments
The Company’s contractual commitments primarily consist of third-party cloud infrastructure agreements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of June 30, 2025, are as follows (in thousands):

Contractual Commitments
Years ending December 31,
2025 (remaining six months)	$6,324
2026	12,855
2027	11,808
2028	722
Thereafter	—
Total	$31,709
Note 6 – Debt
Debt consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Term Loan	$470,358	$472,728
Debt issuance costs	(3,601)	(4,128)
Total debt, net of debt issuance costs	466,757	468,600
Less: Current portion of debt
Term Loan	4,715	4,763
Debt issuance costs	(1,083)	(1,085)
Total current portion of debt, net of debt issuance costs	3,632	3,678
Total long-term debt, net of debt issuance costs	$463,125	$464,922
Total interest expense, excluding amortization of debt issuance costs, was $8.4 million and $9.5 million for the three months ended June 30, 2025 and 2024, respectively, and $16.8 million and $18.9 million for the six months ended June 30, 2025, and 2024, respectively.
Credit Agreement
The credit agreement dated as of November 10, 2021 (as amended by the 2023 Amendment (as defined below), the 2024 Amendment (as defined below), the 2025 Amendment (as defined below) and as may be further amended, restated, amended and restated, supplemented and/or otherwise modified from time to time prior to the date hereof the “Credit Agreement”), provided for a term loan facility (the “Term Loan”) with an original aggregate principal amount of $435.0

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
million and a revolving credit facility (the “Revolving Credit Facility”) of $50.0 million, inclusive of a $10.0 million letter of credit sub-facility.
On June 20, 2023, the Company entered into the Conforming Changes Amendment to Credit Agreement (the “2023 Amendment”), which established the Secure Overnight Financing Rate (“SOFR”) as the benchmark rate used in the definition of the Eurocurrency Rate for its Term Loan and Revolving Credit Facility. Under the terms of the 2023 Amendment, SOFR is used as the benchmark rate for interest periods.
On May 15, 2024, the Company entered into the Refinancing Amendment and First Amendment to Credit Agreement (the “2024 Amendment”). Pursuant to the 2024 Amendment, among other things, the aggregate principal amount of the Term Loan increased by $50.0 million and the interest rate on the Term Loan was changed. The Company paid $1.3 million of fees related to the 2024 Amendment, of which $0.8 million was recorded as debt issuance costs, and $0.5 million was expensed on the Company’s condensed consolidated statements of operations during the three and six months ended June 30, 2024.
On June 17, 2025, the Company entered into the Refinancing Amendment and Second Amendment to Credit Agreement (the “2025 Amendment”). Pursuant to the 2025 Amendment, among other things, the interest rate on the Term Loan was changed. The Company incurred $0.7 million of fees related to the 2025 Amendment, which was expensed on the Company’s condensed consolidated statements of operations during the three and six months ended June 30, 2025.
Unamortized debt issuance costs related to the Term Loan were $3.6 million and $4.1 million as of June 30, 2025 and December 31, 2024, respectively. Unamortized debt issuance costs related to the Revolving Credit Facility were $0.1 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively. Amortization of debt issuance costs was $0.3 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively, and was included in interest expense in the Company’s condensed consolidated statements of operations.
The obligations under the Credit Agreement are secured by a lien on substantially all tangible and intangible property of the Company, subject to customary exceptions, limitations, and exclusions from the collateral.
The Credit Agreement contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require the Company to satisfy a financial covenant, and restricts or limits the ability of the Company to grant or incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales, and declare dividends on its capital stock, subject in each case to certain customary exceptions. A failure to comply with covenants could permit the lenders to declare the Term Loan, and any then outstanding borrowings on the Revolving Credit Facility, together with accrued interest and fees thereon, to be immediately due and payable. The Company was in compliance with all financial covenants of the Credit Agreement at June 30, 2025.
Term Loan
The Company is required to make quarterly payments equal to 0.25% of the aggregate principal amount of the Term Loans, commencing on the date of the most recent amendment, with the remainder due at maturity on November 10, 2028. Borrowings under the Term Loan bear interest at a variable rate, elected by the Company, equal to the Base Rate (as defined in the Credit Agreement) or Term SOFR (as defined in the Credit Agreement), plus, an Applicable Rate (as defined in the Credit Agreement) based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined by the Credit Agreement), which was 2.50% at June 30, 2025. The effective interest rate on the Term Loan was 7.12% as of June 30, 2025.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Revolving Credit Facility
The Company had no balance outstanding on the Revolving Credit Facility as of June 30, 2025 and December 31, 2024. The Revolving Credit Facility matures on November 10, 2026. Borrowings under the Revolving Credit Facility bear interest, at the election of the Company, at a rate equal to the Base Rate (as defined in the Credit Agreement) or Term SOFR (as defined in the Credit Agreement) plus a SOFR Adjustment (as defined in the Credit Agreement), plus, in each case, the Applicable Rate (as defined in the Credit Agreement) based on the Company’s Consolidated First Lien Net Leverage Ratio, which was 2.75% at June 30, 2025. The Revolving Credit Facility is subject to a Revolving Commitment Fee (as defined in the Credit Agreement) based on the Company’s Consolidated First Lien Net Leverage Ratio, which was 0.50% per annum at June 30, 2025.
Future Principal Payments
Future principal payments of debt as of June 30, 2025, were as follows (in thousands):

Years ending December 31,
2025 (remaining six months)	$2,358
2026	4,715
2027	4,715
2028	458,570
Total	$470,358
Note 7 - Stockholders’ Equity
Stock Repurchase Program
In February 2025, the Company’s board of directors authorized a stock repurchase program to acquire up to $129.5 million of the Company’s common stock, including commissions, fees, and excise taxes, superseding all prior authorized stock repurchase programs, with no fixed expiration date and no requirements to purchase any minimum number of shares. Shares may be repurchased under the stock repurchase program through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any shares of common stock repurchased under the stock repurchase program will be retired and automatically returned to the status of authorized but unissued shares of common stock.
A summary of stock repurchase activity during the three and six months ended June 30, 2025 and 2024, is as follows (in thousands except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total number of shares repurchased	3,135,583	1,553,894	3,135,583	3,959,909
Total cost of shares repurchased, including commissions, fees, and excise taxes	$53,068	$29,916	$53,068	$74,293
As of June 30, 2025, there was a total of $76.4 million remaining for repurchase under the Company’s stock repurchase program.
Secondary Offering by Selling Stockholders
On February 9, 2024, the Company completed an underwritten secondary offering for the sale of shares of common stock by certain of its existing stockholders (the “Secondary Offering”). The Company did not receive any proceeds from the sale of its common stock by the selling stockholders in the Secondary Offering. During the three and six months ended June 30, 2024, the Company incurred costs related to the Secondary Offering of $0.3 million and $1.7 million, respectively, which were recorded within general and administrative expenses on the Company’s condensed consolidated statements of operations.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 8 – Share-based Compensation
Stock Options
A summary of stock option activity during the six months ended June 30, 2025, is as follows (in thousands, except options, price per option, and term amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2025	2,911,569	$11.98	5.54	$28,610
Exercised	(5,782)	7.12
Forfeited	(24,672)	25.73
Outstanding – June 30, 2025	2,881,115	$11.87	5.00	$18,763
Vested and expected to vest in the future at June 30, 2025	2,881,115	11.87	5.00	18,763
Exercisable at June 30, 2025	2,733,029	$11.47	4.90	$18,763
The total fair value of options that vested was $0.8 million and $2.3 million during the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $3.5 million for the six months ended June 30, 2025 and 2024, respectively.
The total intrinsic value of options exercised was less than $0.1 million and $1.2 million during the three months ended June 30, 2025 and 2024, respectively, and $0.1 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively.
The Company recognized share-based compensation expense related to time-based and performance-based stock options of $2.6 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and $3.4 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively. During the three months ended September 30, 2024, the performance-based stock options were forfeited and none remain outstanding as of June 30, 2025. Share-based compensation expense for the three and six months ended June 30, 2025 included $1.7 million of incremental share-based compensation expense related to the modification of 2.2 million vested stock options held by one individual to extend the post-termination exercise period to the earlier of 180 days from the individual’s last day of service as a member of the Company’s board of directors and the original expiration date of the options. The fair value of the options immediately before and after the modification was estimated using a Black-Scholes option pricing model.
As of June 30, 2025, there was $0.8 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 0.80 years.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity during the six months ended June 30, 2025, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2025	6,472,758	$18.78
Granted	2,961,479	18.42
Vested	(1,165,981)	18.69
Forfeited	(648,909)	18.18
Non-vested – June 30, 2025	7,619,347	18.70
During the six months ended June 30, 2025, 296,544 performance-based restricted stock units were released upon board-level determination of achievement.
As of June 30, 2025, 7,619,347 RSUs are expected to vest. The Company recognized share-based compensation expense related to RSUs of $14.5 million and $11.4 million for the three months ended June 30, 2025 and 2024, respectively, and $26.0 million and $17.8 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, there was $127.2 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.74 years.
On May 9, 2025, 376,242 restricted stock units held by one individual estimated to be unvested as of the projected termination date of October 1, 2025 were modified. The unvested restricted stock units will cease to vest as of the termination date and be held in abeyance until either (i) the closing of a sale event, which would cause the awards to accelerate and become fully exercisable, or (ii) January 1, 2026, at which time the unvested awards will be forfeited. The closing of a sale event is not considered probable until it occurs, and no compensation cost would be recognized until the closing of a sale event.
Employee Stock Purchase Program
During the six months ended June 30, 2025, the Company issued 66,698 shares of common stock pursuant to the 2021 Employee Stock Purchase Plan (“ESPP”). As of June 30, 2025, there was $0.2 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. Offering periods begin on May 1 and November 1 of each year and continue for six-month periods.
The Company recognized share-based compensation expense related to the ESPP of $0.2 million for each of the three months ended June 30, 2025 and 2024, respectively, and $0.3 million for each of the six months ended June 30, 2025 and 2024, respectively.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Share-Based Compensation
Share-based compensation for share-based awards granted to participants has been recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$1,623	$1,363	$3,293	$2,145
General and administrative	9,466	6,792	15,063	11,185
Research and development (1)	3,615	2,531	6,610	4,033
Sales and marketing	2,418	1,814	4,537	3,073
Restructuring related costs (2)	—	126	—	(7)
Total share-based compensation expense	$17,122	$12,626	$29,503	$20,429
______________
(1)Net of less than $0.1 million additions to capitalized software on the Company’s condensed consolidated balance sheets during each of the three months ended June 30, 2025 and 2024, respectively, and $0.1 million during each of the six months ended June 30, 2025 and 2024, respectively.
(2)Relates to unvested stock compensation that was forfeited or accelerated as part of the 2024 Realignment Plan. See Note 12, “Restructuring Activities.”
Note 9 – Income Taxes
In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. However, there is an exception to the use of this method when a reliable estimate of its ordinary income (loss) or related tax (benefit) for the year cannot be determined. In that case, an entity may report the actual tax expense or benefit applicable when annual income (loss) cannot be estimated as a discrete item in the interim period. This exception was used in determining the tax provision for the three and six months ended June 30, 2025 and 2024.
The Company’s provision for income taxes reflected an effective tax rate of (55.1)% and (4.5)% for the three months ended June 30, 2025 and 2024, respectively, and (28.1)% and (3.1)% for the six months ended June 30, 2025 and 2024, respectively.
During the three months ended June 30, 2025, the Company’s effective tax rate differed from the U.S. federal statutory rate primarily due to an increase in certain employee remuneration not deductible under section 162(m) of the Internal Revenue Code (the “Code”), and state income taxes. These items were partially offset by research and development credits and a decrease to the valuation allowance. During the six months ended June 30, 2025, the Company’s effective tax rate differed from the U.S. federal statutory rate primarily due to an increase in the valuation allowance, certain employee remuneration not deductible under section 162(m) of the Code, and state income taxes. These items were partially offset by research and development credits.
During the three and six months ended June 30, 2024, the Company’s effective tax rate differed from the U.S. federal statutory rate primarily due to an increase in the valuation allowance, certain employee remuneration not deductible under section 162(m) of the Code, and other expected permanent differences. These items were partially offset by research and development credits, state income taxes, and permanent favorable differences related to share-based compensation expense.
The Company regularly assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” realization standard. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the past and current trend in volatility in the Company’s business operating environment, which has impacted the Company’s current ability and expectation to generate sufficient future taxable income to fully realize its deferred tax assets, the Company continues to maintain that it is more likely that it would not be

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
able to utilize all of the deferred tax assets as of June 30, 2025 and December 31, 2024, and, therefore, has a partial valuation allowance against its deferred tax assets. The Company’s valuation allowance was $35.6 million and $34.7 million as of June 30, 2025, and December 31, 2024, respectively.
The Company has gross unrecognized tax benefits with respect to research and development credits of $4.1 million and $3.9 million as of June 30, 2025, and December 31, 2024, respectively. The Company has recorded an immaterial amount of penalties and interest to income tax expense as the credits have started to be utilized in certain jurisdictions, however almost all credits have no penalties or interest recorded as the credits have not yet been fully utilized.
Note 10 – Related Party Transactions
In the course of its business operations, the Company maintains agreements for services from companies in which certain investment funds advised by a significant stockholder hold an investment. These services primarily relate to vehicle lookup data through an application program interface integrated with many of the Company’s products and costs related to financial and business planning software, among others. These costs are recorded as cost of revenues or operating expenses on the Company’s condensed consolidated statements of operations, depending on the nature of the agreement or transactions. Costs associated with these agreements and transactions are considered to be related party transactions.
The following table presents the impact of related party transactions on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$580	$501	$1,019	$865
General and administrative	67	520	184	686
Research and development	29	27	56	52
Total related party expenses	$676	$1,048	$1,259	$1,603
The following table presents the impact of related party transactions on the Company’s condensed consolidated balance sheets (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Prepaid expenses and other current assets	$186	$77
Total current assets	$186	$77

Accounts payable	$177	$294
Accrued liabilities	180	167
Total current liabilities	$357	$461
Under the terms of these related-party transactions, all amounts incurred and recognized are expected to be settled within one year from the date of the accompanying condensed consolidated balance sheets.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Note 11 – Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted net loss per share
Numerator:
Net loss attributable to common stockholders	$(3,013)	$(9,670)	$(7,698)	$(14,976)
Denominator:
Weighted average common stock outstanding:
Basic	76,479,047	76,527,803	76,497,736	76,923,824
Diluted	76,479,047	76,527,803	76,497,736	76,923,824
Net loss per share:
Basic	$(0.04)	$(0.13)	$(0.10)	$(0.19)
Diluted	$(0.04)	$(0.13)	$(0.10)	$(0.19)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options outstanding, unexercised	2,881,115	3,812,049	2,881,115	3,812,049
RSUs, unvested	7,619,347	7,235,075	7,619,347	7,235,075
Purchase rights committed under the ESPP	23,060	7,553	73,488	13,280
Total	10,523,522	11,054,677	10,573,950	11,060,404
Note 12 – Restructuring Activities
2024 Realignment Plan
In January 2024, the Company’s board of directors authorized an organizational realignment plan (the “2024 Realignment Plan”) that was designed to manage operating costs, enable efficient delivery on business objectives, and allow for growth in areas of strategic importance. The 2024 Realignment Plan included a reduction of the Company’s then-current workforce by approximately 12%. The Company completed the 2024 Realignment Plan during the year ended December 31, 2024. Restructuring charges for severance and related costs of $1.0 million and $4.2 million were recognized during the three and six months ended June 30, 2024, respectively, and are reflected in restructuring related costs on the Company’s condensed consolidated statements of operations.

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
The following table presents revenue and expense information for the Company’s reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$84,597	$78,676	$166,085	$156,492
Less:
Adjusted subscription and services(1)	21,385	21,913	42,430	42,428
Adjusted general and administrative(2)	8,993	9,824	18,556	19,289
Adjusted research and development(1)	7,667	7,249	15,426	15,111
Adjusted sales and marketing(1)	9,435	9,573	18,790	18,733
Other segment items(3)	16,194	15,005	30,630	26,988
Depreciation and amortization of intangible assets	14,151	14,573	28,837	29,096
Interest expense	8,715	9,797	17,427	19,379
Provision for income taxes	1,070	412	1,687	444
Net loss	$(3,013)	$(9,670)	$(7,698)	$(14,976)
___________
(1)Subscription and services, research and development, and sales and marketing in the condensed consolidated statements of operations, adjusted to exclude share-based compensation and employer payroll taxes on employee stock transactions.
(2)General and administrative in the condensed consolidated statement of operations, adjusted to exclude share-based compensation, expenses associated with the Company’s public offering, employer payroll taxes on employee stock transactions, expenses related to material weakness remediation, expenses related to debt modification, litigation related charges not related to our core business, acquisition related costs, depreciation and amortization of intangible assets.
(3)Other segment items are the adjustments described in the notes above and restructuring related costs. It also includes interest income and other income, net.
Note 14 – Subsequent Events
Bill H.R. 1
On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act of 2025, or the OBBBA, which introduced significant changes to the U.S. federal income tax code. Key provisions of this legislation include the immediate expensing of domestic U.S. research and development expenses and a favorable modification to interest expense limitation enacted under section 163(j) of the Code on business interest expense, which now allows depreciation and amortization to be included in the limitation calculation, among others. As a result of the enactment of this legislation, the Company expects an impact to the provision for income taxes beginning in the third quarter of 2025, the period of enactment. The Company is currently evaluating the impact of the OBBBA on its condensed consolidated financial statements and is not yet able to reasonably estimate the impact and currently does not expect it to have a material impact on its condensed consolidation financial statements.

MERIDIANLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)
Agreement and Plan of Merger
On August 11, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with ML Holdco, LLC, a Delaware limited liability company (“Parent”), and ML Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent. Centerbridge Capital Partners V L.P. has provided a limited guarantee in favor of the Company and is guaranteeing certain obligations of Parent in connection with the Merger Agreement.
Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, each outstanding share of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) (other than (i) the Excluded Shares (as defined in the Merger Agreement), and (ii) shares held by a holder who is entitled to demand and properly demands appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the DGCL) will be automatically canceled and converted into the right to receive an amount of in cash equal to $20.00, without interest. The proposed Merger is subject to the approval of the Company’s stockholders and customary closing conditions, including applicable regulatory approvals. If the Merger is completed, the Company will become a private company. If the Merger Agreement is validly terminated under certain circumstances, we may be required to pay a termination fee of $47 million.

Special Note about Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “will” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2024, or our 2024 Annual Report on Form 10-K, and our other filings subsequently made with the Securities and Exchange Commission, or SEC. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. You should not rely upon forward-looking statements as predictions of future events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•obtaining any approvals that may be required, including the approval of our stockholders, of the proposed Merger and the satisfaction of the other conditions to the completion of the proposed Merger;
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
•our ability to comply with laws and regulations and the expected impact of changes in laws and regulations, such as the One Big Beautiful Bill Act of 2025;
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
•our stock repurchase program, including the execution and amount of repurchases and financing sources for any such repurchases;
•the execution of restructuring or realignment plans, including expected or contemplated associated timing, benefits, and costs;
•the status of litigation matters, including expected or contemplated settlements, associated timing, and estimated fees and expenses;
•the evolution of technology affecting our applications, platform, and markets;
•the effect of unfavorable macroeconomic, geopolitical, and industry trends, including the impact of changing U.S. government policies or regulations, changes in U.S. governmental agencies, increasing international tensions, increased economic uncertainty, and elevated market volatility, interest rates, capital market disruptions, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and potential economic slowdowns or recessions, and inflation rates on our customers and consumers generally;

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
Additional Information and Where to Find It
In connection with the proposed Merger, Company will file with the SEC a proxy statement on Schedule 14A (the “Proxy Statement”) relating to its special meeting of stockholders and may file or furnish other documents with the SEC regarding the pending merger. When completed, a definitive version of the Proxy Statement will be mailed to the Company’s stockholders. This document is not a substitute for the proxy statement or any other document which the Company may file with the SEC. INVESTORS ARE URGED TO CAREFULLY READ THE PROXY STATEMENT REGARDING THE PENDING MERGER AND ANY OTHER RELEVANT DOCUMENTS THAT ARE FILED OR WILL BE FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THESE DOCUMENTS AND DOCUMENTS INCORPORATED BY REFERENCE THEREIN, IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PENDING MERGER AND RELATED MATTERS.
The Proxy Statement will be filed with the SEC and mailed or otherwise made available to the Company’s stockholders. The Company’s stockholders may obtain free copies of the documents the Company files with the SEC from the SEC’s website at www.sec.gov or through the Investor Relations portion of the Company’s website at https://ir.meridianlink.com/overview/default.aspx under the link “Financials & Filings” and then under the link “SEC Filings” or by contacting the Company’s Investor Relations by e-mail at InvestorRelations@MeridianLink.com.
Participants in the Solicitation
The Company and certain of its directors, executive officers and other members of management and employees may, under the rules of the SEC, be deemed to be participants in the solicitation of proxies from the Company’s stockholders in connection with the proposed Merger. Information regarding the Company’s directors and executive officers, including a description of their direct or indirect interests, by security holdings or otherwise, is contained in the definitive proxy statement for the 2025 annual meeting of stockholders, which was filed with the SEC on April 23, 2025 (the “2025 Annual Meeting Proxy Statement”), and will be available in the Proxy

Statement. To the extent holdings of the Company’s securities by such directors or executive officers (or the identity of such directors or executive officers) have changed since the information set forth in the 2025 Annual Meeting Proxy Statement, such information has been or will be reflected on the Initial Statements of Beneficial Ownership on Form 3 or Statements of Changes in Beneficial Ownership on Form 4 filed with the SEC. Additional information regarding the interests of the Company’s directors and executive officers in the proposed Merger will be included in the Proxy Statement if and when it is filed with the SEC. You may obtain free copies of these documents using the sources indicated above. These documents and the other SEC filings described in this paragraph may be obtained free of charge as described above under the heading “Additional Information and Where to Find It.”

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
We cater largely to financial institutions such as community banks and credit unions with assets under management between $100 million and $10 billion. For these institutions, lending is often the single most important revenue driver with approximately 69% of revenue for the full-year 2024 attributable to lending activities according to the Federal Deposit Insurance Corporation as of April 10, 2025. In recent years, community banks have continued to compete with their typically larger non-community bank competitors. An opportunity exists in expanding our target market to new customers with greater than $10 billion in assets under management that are interested in retail-focused, configurable lending software solutions.
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
Global Considerations
Economic Uncertainty and Elevated Inflation and Interest Rates
We are also closely monitoring the recent volatility in capital markets, elevated inflation rates, and general economic uncertainty in the United States, which has led to concerns of a potential economic downturn and increased uncertainty about business continuity. Additionally, interest rates, including for mortgages and consumer lending, are elevated compared to historical rates and may increase further in the future or stay at elevated levels. In addition, if interest rates remain elevated, economic uncertainty continues and unemployment increases without decreases in interest rates, that would adversely impact our business. These and other factors may adversely affect our business and our results of operations. As our customers react to global economic conditions and economic volatility, we may see reduced spending

Table of Content
on our products, pricing pressure, and lower loan volumes as financial institutions face challenges attracting deposits and, therefore, may take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.
Inflation rates, particularly in the United States, have increased to elevated levels in recent years and have been exacerbated by the implementation of tariffs by the United States government or other governments. To date, matters involving tariffs continue to evolve and change, including in some cases, implementation of temporary pauses on certain announced tariffs as negotiations on final trade deals occur. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand in affected markets. Increased inflation may result in decreased demand for mortgages and consumer lending, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. Although interest rates began to decline in 2024, the United States Federal Reserve has recently and in the future could continue to hold interest rates at elevated levels or raise interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, increased economic uncertainty or increased unemployment, may cause us to experience lower than expected volumes if there is a decrease in customer spending.
As economic conditions continue to change quickly and are subject to rapid and possibly material change, we will continue to actively monitor these factors and may take actions that alter our business operations as we may determine are in the best interests of our customers and stockholders.
Developments in 2025
Agreement and Plan of Merger
On August 11, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with ML Holdco, LLC, a Delaware limited liability company (“Parent”), and ML Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Centerbridge Capital Partners V L.P. has provided a limited guarantee in favor of the Company and is guaranteeing certain obligations of Parent in connection with the Merger Agreement.
Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, each outstanding share of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) (other than (i) the Excluded Shares (as defined in the Merger Agreement), and (ii) shares held by a holder who is entitled to demand and properly demands appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the DGCL) will be automatically canceled and converted into the right to receive an amount of in cash equal to $20.00 (the “Merger Consideration”), without interest. The proposed Merger is subject to the approval of the Company’s stockholders and customary closing conditions, including applicable regulatory approvals. If the Merger is completed, the Company will become a private company.
CEO Transition
On May 9, 2025, Nicolaas Vlok notified us of his decision to resign from his role as Chief Executive Officer, effective as of October 1, 2025 (the “Transition Date”). Mr. Vlok will continue to serve as a Class I director on the Company’s board of directors for the term expiring on the date of the annual meeting of the stockholders to be held in 2028. In connection with Mr. Vlok’s resignation as Chief Executive Officer, Laurence E. Katz, the current President of the Company, was appointed by the board of directors to serve as Chief Executive Officer and President, effective as of the Transition Date. Mr. Katz currently serves as a Class I director on the Company’s board of directors and will continue to serve as such during his service as Chief Executive Officer and President for the term expiring on the date of the annual meeting of the stockholders to be held in 2028.
Debt Modification
On June 17, 2025, we entered into the Refinancing Amendment and Second Amendment to Credit Agreement, or the 2025 Amendment. Pursuant to the 2025 Amendment, among other things, the interest rate on the term loan facility under the Credit Agreement, or the Term Loan, was changed. Borrowings under the Term Loan bear interest at a variable rate equal to Term SOFR (as defined in the Credit Agreement), plus an Applicable Rate (as defined in the Credit Agreement) based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined by the Credit Agreement). The 2025 Amendment reduced the Applicable Rate from 2.75% to 2.50%. We incurred $0.7 million of fees related to the 2025

Table of Content
Amendment, which was expensed on our condensed consolidated statements of operations during the three and six months ended June 30, 2025.
February 2025 Stock Repurchase Program
In February 2025, our board of directors authorized a new stock repurchase program to acquire up to $129.5 million of our common stock, including commissions, fees, and excise taxes, superseding all prior authorized stock repurchase programs, with no fixed expiration date and no requirements to purchase any minimum number of shares. Shares may be repurchased under the stock repurchase program through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The stock repurchase program may be commenced, suspended, or terminated at any time by us at our discretion without prior notice. Any shares of common stock repurchased under the stock repurchase program will be retired and automatically returned to the status of authorized but unissued shares of common stock. During the three months ended June 30, 2025, we repurchased 3.1 million shares for $53.1 million. There were no repurchases during the three months ended March 31, 2025. The total remaining value under the stock repurchase program as of June 30, 2025 was $76.4 million.
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
Operating Expenses
General and Administrative
General and administrative expenses consist primarily of salaries and other personnel-related costs, including employee benefits, bonuses, and share-based compensation of our administrative, finance and accounting, information systems, legal, and human resources employees. General and administrative expenses also include consulting and professional fees, insurance, franchise taxes, travel, and credit loss expense. General and administrative expenses include depreciation of property and equipment and amortization of acquired intangible assets. Identifiable intangible assets with finite lives, such as customer relationships, trademarks, and non-competition agreements, are amortized over their estimated useful lives on a straight-line basis.
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

Table of Content
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
We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. If they are not, deferred tax assets are reduced by a valuation allowance. We assess whether a valuation allowance should be recorded against our deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” realization standard. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the past and current trend in volatility in our business operating environment which has impacted our current ability and expectation to generate sufficient future taxable income to fully realize our deferred tax assets, we have determined that it is more likely that we would not be able to utilize all of our deferred tax assets, and therefore, we have established a partial valuation allowance on our deferred tax assets as of June 30, 2025, and December 31, 2024, of $35.6 million and $34.7 million, respectively.
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

Table of Content
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$84,597	$78,676	$166,085	$156,492
Cost of revenues:
Subscription and services (1)	23,080	23,373	45,907	44,717
Amortization of developed technology	4,445	4,803	9,341	9,532
Total cost of revenues	27,525	28,176	55,248	54,249
Gross profit	57,072	50,500	110,837	102,243
Operating expenses:
General and administrative (1)	28,553	29,237	56,238	54,416
Research and development (1)	11,380	9,905	22,292	19,390
Sales and marketing (1)	11,933	11,467	23,536	22,003
Restructuring related costs (1)	—	988	—	4,179
Total operating expenses	51,866	51,597	102,066	99,988
Operating income (loss)	5,206	(1,097)	8,771	2,255
Other (income) expense, net:
Interest and other income, net	(1,566)	(1,636)	(2,645)	(2,592)
Interest expense	8,715	9,797	17,427	19,379
Total other expense, net	7,149	8,161	14,782	16,787
Loss before provision for income taxes	(1,943)	(9,258)	(6,011)	(14,532)
Provision for income taxes	1,070	412	1,687	444
Net loss	$(3,013)	$(9,670)	$(7,698)	$(14,976)
______________
(1)Share-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$1,623	$1,363	$3,293	$2,145
General and administrative	9,466	6,792	15,063	11,185
Research and development, net of amounts capitalized	3,615	2,531	6,610	4,033
Sales and marketing	2,418	1,814	4,537	3,073
Forfeitures included in restructuring related costs	—	126	—	(7)
Total share-based compensation expense	$17,122	$12,626	$29,503	$20,429

Table of Content
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenues, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues, net	$84,597	$78,676	$5,921	8%	$166,085	$156,492	$9,593	6%
Revenues increased for the three months ended June 30, 2025, compared to the same period in 2024, due to higher revenue of $7.1 million from our Lending Software Solutions from existing and new customers with a majority of the increase attributed to cross-selling to existing customers. The increase was partially offset by lower revenue of $1.2 million from our Data Verification Software Solutions driven by a large customer downsell and lower volumes in our mortgage-related revenues.
Revenues increased for the six months ended June 30, 2025, compared to the same period in 2024, due to higher revenue of $13.3 million from our Lending Software Solutions from existing and new customers with a majority of the increase attributed to cross-selling to existing customers. The increase was partially offset by lower revenue of $3.7 million from our Data Verification Software Solutions driven by a large customer downsell and lower volumes in our mortgage-related revenues.
For both of our solutions, we receive incremental revenues if customers exceed their minimum commitments for monthly transactions. This is typically based on the number of applications or closed and funded loans for Lending Software Solutions and credit, tenant, or employment verification reports for our Data Verification Software Solutions.
Cost of Revenues and Gross Profit
Subscription and services

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Subscription and services	$23,080	$23,373	$(293)	(1)%	$45,907	$44,717	$1,190	3%
Subscription and services cost of revenues decreased $0.3 million, or (1)%, for the three months ended June 30, 2025, compared to the same period in 2024. The decrease was due to a $0.4 million decrease in third-party costs, which was driven by lower Data Verification Software Solutions volumes due to lower volumes in our mortgage-related revenues. Data center and other technology costs also decreased by $0.4 million. The decrease was partially offset by higher employee-related costs of $0.5 million, which included higher share-based compensation expense of $0.3 million.
Subscription and services cost of revenues increased $1.2 million, or 3%, for the six months ended June 30, 2025, compared to the same period in 2024. The increase was due to higher employee-related costs of $2.6 million, which included higher share-based compensation expense of $1.1 million. The increase was partially offset by a $0.8 million decrease in third-party costs, which was driven by lower Data Verification Software Solutions volumes due to lower volumes in our mortgage-related revenues. Data center and other technology costs also decreased by $0.6 million.
Amortization of Developed Technology

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Amortization of Developed Technology	$4,445	$4,803	$(358)	(7)%	$9,341	$9,532	$(191)	(2)%
Amortization of developed technology decreased $0.4 million, or (7)%, for the three months ended June 30, 2025, and $0.2 million, or (2)%, for the six months ended June 30, 2025, compared to the same periods in 2024. The decrease in each of the periods was due to lower amortization as an acquired developed technology became fully amortized. This increase was partially offset by higher amortization for internally developed software as we continue to build and enhance our product offerings.

Table of Content
Gross Profit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Gross profit	$57,072	$50,500	$6,572	13%	$110,837	$102,243	$8,594	8%
Gross profit increased $6.6 million, or 13%, for the three months ended June 30, 2025, compared to the same period in 2024. The increase was due to higher Lending Software Solutions revenue of $7.1 million, a decrease in third-party costs of $0.4 million, a decline in data center and other technology costs of $0.4 million, and lower amortization of $0.4 million. The increase was partially offset by lower Data Verification Software Solutions revenue of $1.2 million and higher employee-related costs of $0.5 million.
Gross profit increased $8.6 million, or 8%, for the six months ended June 30, 2025, compared to the same period in 2024. The increase was due to higher Lending Software Solutions revenue of $13.3 million, a decrease in third-party costs of $0.8 million, a decline in data center and other technology costs of $0.6 million, and lower amortization of $0.2 million. The increase was partially offset by lower Data Verification Software Solutions revenue of $3.7 million and higher employee-related costs of $2.6 million.
Operating Expenses
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
General and administrative	$28,553	$29,237	$(684)	(2)%	$56,238	$54,416	$1,822	3%
General and administrative expenses decreased $0.7 million, or (2)%, for the three months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily due to a decline in legal fees of $3.1 million and a decrease of $0.5 million in the provision for expected credit losses. Legal fees for the three months ended June 30, 2024 included $1.9 million related to the settlement of class action litigation claims and related legal expenses, which did not recur in the comparable period in 2025. These decreases were partially offset by an increase in employee-related costs of $3.1 million, including an increase in share-based compensation expense of $2.7 million. Share-based compensation expense includes $1.7 million of incremental expense related to the modification of certain vested stock options.
General and administrative expenses increased $1.8 million, or 3%, for the six months ended June 30, 2025, compared to the same period in 2024. Employee-related costs increased $4.6 million, including an increase in share-based compensation expense of $3.9 million. Share-based compensation expense includes $1.7 million of incremental expense related to the modification of certain vested stock options. Advisory fees increased $2.6 million, including $2.2 million for services performed by third parties related to efforts to remediate our material weakness. Acquisition related costs increased $0.6 million. These increases were partially offset by a decline in legal fees of $5.0 million. Legal fees for the six months ended June 30, 2024 included $1.9 million related to the settlement of class action litigation claims and related legal expenses and $1.7 million related to our Secondary Offering, which did not recur in the comparable period in 2025. Cost of insurance declined $0.3 million and the provision for expected credit losses decreased $0.2 million.

Table of Content
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Research and development	$11,380	$9,905	$1,475	15%	$22,292	$19,390	$2,902	15%
Research and development expenses increased $1.5 million, or 15%, for the three months ended June 30, 2025, and $2.9 million, or 15%, for the six months ended June 30, 2025, compared to the same periods in 2024. The increase in both periods was due to higher share-based compensation expense.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Sales and marketing	$11,933	$11,467	$466	4%	$23,536	$22,003	$1,533	7%
Sales and marketing expenses increased $0.5 million, or 4%, for the three months ended June 30, 2025, compared to the same period in 2024. The increase was driven by higher employee-related costs of $1.0 million, including higher share-based compensation of $0.6 million, and was partially offset by lower expenses related to our user conference.
Sales and marketing expenses increased $1.5 million, or 7%, for the six months ended June 30, 2025, compared to the same period in 2024. The increase was driven by higher employee-related costs of $2.3 million, including higher share-based compensation of $1.5 million, and was partially offset by lower expenses related to our user conference.
Restructuring Related Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Restructuring related costs	$—	$988	$(988)	(100)%	$—	$4,179	$(4,179)	(100)%
Restructuring related costs during the three and six months ended June 30, 2024 are costs related to the 2024 Realignment Plan completed during 2024. Restructuring related costs were related to cash payments for severance, net of non-cash stock compensation forfeitures, and other termination-related costs.
Total Other Expense, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Total other expense, net	$7,149	$8,161	$(1,012)	(12)%	$14,782	$16,787	$(2,005)	(12)%
Total other expenses, net decreased $1.0 million, or 12%, for the three months ended June 30, 2025, compared to the same period in 2024. The decrease in net expense was related to lower interest expense of $1.1 million on our debt from lower interest rates, higher interest income of $0.4 million on our cash and cash equivalents, and receipt of a $1.0 million indemnity claim from a past acquisition in the three months ended June 30, 2025 compared to a $0.8 million indemnity claim receipt in the same period in 2024. This net expense decrease was partially offset by expense of $0.7 million for the modification of our Credit Agreement during the three months ended June 30, 2025.
Total other expenses, net decreased $2.0 million, or 12%, for the six months ended June 30, 2025, compared to the same period in 2024. The decrease in net expense was related to lower interest expense of $2.1 million on our debt from lower interest rates, higher interest income of $0.6 million on our cash and cash equivalents, and receipt of a $1.0 million indemnity claim from a past acquisition in the six months ended June 30, 2025 compared to a $0.8 million indemnity claim receipt in the same period in 2024. This net expense decrease was partially offset by expense of $0.7 million for the modification of our Credit Agreement during the six months ended June 30, 2025.

Table of Content
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Provision for income taxes	$1,070	$412	$658	160%	$1,687	$444	$1,243	280%
Provision for income taxes increased $0.7 million for the three months ended June 30, 2025, and $1.2 million for the six months ended June 30, 2025, compared to the same periods in 2024. The increase in each of the periods was due to certain employee remuneration not deductible under section 162(m) of the Internal Revenue Code and lower loss before income taxes.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2025, our principal sources of liquidity were cash of $91.1 million and accounts receivable of $34.6 million. We also have an unused revolving credit facility of $50.0 million under the credit agreement dated as of November 10, 2021, as amended, and as may be further amended, restated, amended and restated, supplemented and/or otherwise modified from time to time, or the Credit Agreement. Based upon our current levels of operations, we believe that our cash flows from operations along with our other sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Net cash provided by (used in):
Operating activities	$61,547	$43,394	$18,153	42%
Investing activities	(3,818)	(3,836)	18	—%
Financing activities	(59,406)	(26,990)	(32,416)	(120)%
Net (decrease) increase in cash and cash equivalents	$(1,677)	$12,568	$(14,245)	(113)%
Cash Flows from Operating Activities
Our largest source of operating cash is cash collection from sales of subscription fees to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, payments to third-party vendors, and interest expense. The increase in operating cash flow from during the six months ended June 30, 2025, compared to the

Table of Content
same period in 2024, was driven by a higher net income after adjusting for non-cash items of $16.9 million and $1.2 million from the net change in working capital and other operating assets and liabilities, respectively.
Net cash provided by operating activities of $61.5 million during the six months ended June 30, 2025 was primarily driven by net loss of $7.7 million adjusted for non-cash operating items of $62.3 million (primarily depreciation and amortization of $31.1 million and share-based compensation of $29.5 million), an increase in deferred revenue of $12.9 million due to timing of customer billings and revenue recognition, an increase in accrued liabilities and other long-term liabilities of $0.8 million, and a decrease in accounts receivable of $0.4 million. These sources were partially offset by an increase in prepaid expenses and other current assets and other assets of $4.6 million and a decrease in accounts payable of $2.5 million.
Net cash provided by operating activities of $43.4 million during the six months ended June 30, 2024 was primarily driven by net loss of $15.0 million adjusted for non-cash operating items of $52.7 million (primarily depreciation and amortization of $31.1 million and share-based compensation of $20.4 million), an increase in deferred revenue of $10.6 million due to timing of customer billings and revenue recognition, and an increase in accounts payable of $1.7 million. These sources were partially offset by an increase in accounts receivable of $4.1 million, an increase in prepaid expenses and other current assets and other assets of $2.2 million, and a decrease in accrued liabilities and other long-term liabilities of $0.3 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.8 million during each of the six months ended June 30, 2025 and 2024, respectively. Capitalized software additions were $3.6 million and $3.7 million during the six months ended June 30, 2025 and 2024, respectively. Purchases of property and equipment were $0.3 million and $0.2 million during the six months ended June 30, 2024 and 2024, respectively.
Cash Flows from Financing Activities
Net cash used in financing activities was $59.4 million and $27.0 million during the six months ended June 30, 2025 and 2024, respectively. Repurchases of common stock, including related excise taxes, were $53.3 million and $73.8 million during the six months ended June 30, 2025 and 2024. Taxes paid related to net share settlement of restricted stock units net of proceeds from the exercise of stock options were $4.7 million and $1.0 million during the six months ended June 30, 2025 and 2024, respectively. Principal payments of debt were $2.4 million and $2.3 million during the six months ended June 30, 2025 and 2024, respectively. Payments of deferred offering costs were $0.1 million during the six months ended June 30, 2024. Proceeds from employee stock purchase plan were $1.0 million and $0.9 million during the six months ended June 30, 2025 and 2024, respectively. Proceeds from debt issuance net of payments for debt issuance costs were $49.2 million during the six months ended June 30, 2024.
Debt
As of June 30, 2025, our term loan had principal outstanding of $470.4 million with $1.2 million payable in equal quarterly installments through September 30, 2028, with the remainder due at maturity in November 2028. We were in compliance with all debt covenants as of June 30, 2025. There were no borrowings under our $50.0 million revolving credit facility as of June 30, 2025. For a detailed description of our debt, please see Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We do not have any special purpose entities or off-balance sheet financing arrangements.

Table of Content
Stock Repurchase Program
In February 2025, our board of directors authorized a new stock repurchase program to acquire up to $129.5 million of our common stock, including commissions, fees, and excise taxes, superseding all prior authorized stock repurchase programs, with no fixed expiration date and no requirements to purchase any minimum number of shares. Shares may be repurchased under the stock repurchase program through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. Any shares of common stock repurchased under the stock repurchase program will be retired and automatically returned to the status of authorized but unissued shares of common stock.
The manner, timing, and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including price, working capital needs, general business and market conditions, regulatory requirements, and other investment opportunities. The stock repurchase program may be commenced, suspended, or terminated at any time by us at our discretion without prior notice. As of June 30, 2025, there was a total of $76.4 million remaining for repurchase under our stock repurchase program.
Contractual Obligations
Our principal commitments consist of obligations under leases for co-location data center facilities and office space that expire through July 2028, and other contractual commitments primarily related to third-party cloud infrastructure agreements used to support operations at the enterprise level. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
During the six months ended June 30, 2025, we renewed one third-party cloud infrastructure agreement that has a minimum contractual commitment of $26.0 million through January 31, 2028 and will be reduced by actual usage of the cloud infrastructure over the term of the commitment. As of June 30, 2025, our remaining commitment under this agreement was $22.1 million, of which we expect approximately $8.4 million to be due in the next 12 months, with the remainder due thereafter.
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
Adjusted EBITDA
We define adjusted EBITDA as net loss before interest expense, provision for income taxes, depreciation and amortization of intangible assets, share-based compensation expense, employer payroll taxes on employee stock transactions, expenses for services performed by third party consultants related to efforts to remediate our material weakness, expenses related to debt modification, third-party acquisition related costs, income from indemnity claim received for prior acquisition, restructuring related costs, litigation related charges not related to our core business, and expenses associated with our public offerings.
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
The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(3,013)	$(9,670)	$(7,698)	$(14,976)
Interest expense	8,715	9,797	17,427	19,379
Provision for income taxes	1,070	412	1,687	444
Depreciation and amortization of intangible assets	14,151	14,573	28,837	29,096
Share-based compensation expense	17,122	12,500	29,503	20,436
Employer payroll taxes on employee stock transactions	347	508	972	930
Expenses associated with material weakness remediation(1)	159	—	2,222	—
Expenses related to debt modification(2)	707	473	707	473
Acquisition related costs	132	—	578	—
Indemnity claim received for prior acquisition	(955)	—	(955)	—
Restructuring related costs	—	988	—	4,179
Litigation related charges(3)	—	1,864	—	1,864
Expenses associated with public offering	—	308	—	1,698
Adjusted EBITDA	$38,435	$31,753	$73,280	$63,523
___________
(1)Expenses for services performed by third party consultants related to efforts to remediate our previously identified material weakness.
(2)Expenses related to debt modification are legal and other third party costs incurred in relation to the amendment of our credit facility in June 2025 and May 2024.
(3)Litigation-related charges pertain to litigation settlements and related legal fees. During the three months ended June 30, 2024, we incurred $1.5 million in settlements of class action lawsuits and $0.4 million in third-party legal fees directly related to the settlements.
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
During the year ended December 31, 2024 and six months ended June 30, 2025, we have implemented process improvements throughout our revenue cycle work stream and have designed and implemented key controls to address our highest risk areas in order to work towards remediating the material weakness noted above. We have assessed our remediation progress, and, while we have made significant progress, we continue to make adjustments to further strengthen the efficacy of internal controls over revenue. As a result, we have not yet determined that the material weakness has been remediated. We will not be able to fully remediate the material weakness until our remediation efforts have been completed and the controls have been operating effectively for a sufficient period of time.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation efforts noted above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
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
Risks Related to the Proposed Merger
•Uncertainties associated with the Merger could adversely impact our business, financial results, results of operations, cash flows or stock price.
•Failure to complete the Merger could adversely affect our business and the market price of Company Common Stock.
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

Table of Content
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

Table of Content
Risks Related to the Proposed Merger
Uncertainties associated with the Merger could adversely impact our business, financial results, results of operations, cash flows or stock price.
On August 11, 2025, the Company announced that it had entered into the Merger Agreement with the Parent and the Merger Sub, pursuant to which, subject to the terms and conditions of the Merger Agreement, the Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of the Parent.
Pursuant to the Merger Agreement, among other things and on the terms and subject to the conditions of the Merger Agreement, at the Effective Time (as defined in the Merger Agreement): (a) each share of Company Common Stock (other than (i) shares of Company Common Stock (x) held in the treasury of the Company, or (y) that immediately prior to the Effective Time were owned by Parent or Merger Sub or any of their direct or indirect subsidiaries (collectively, the “Excluded Shares”), and (ii) shares of Company Common Stock outstanding immediately prior to the Effective Time that are held by a holder who is entitled to demand and properly demands appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the DGCL) will be automatically canceled and converted into the right to receive an amount of in cash equal to $20.00, without interest, (b) each Excluded Share will cease to be outstanding and be cancelled without payment of any consideration payment of any consideration therefor and cease to exist and (c) each share of common stock, par value $0.01, of Merger Sub issued and outstanding immediately prior to the Effective Time shall automatically be converted into one share of common stock, par value $0.01 per share, of the surviving corporation. The Merger is subject to the satisfaction of customary closing conditions and, among other things, the approval of the Merger Agreement by our stockholders entitled to vote thereon.
The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks include, but are not limited to:
•inability to achieve the expected operational, strategic and financial benefits of the Merger;
•being subject to certain restrictions on the conduct of our business;
•increased difficulties in attracting, retaining or motivating key personnel;
•the potential loss of key customers, suppliers, vendors and other key business partners;
•substantial costs related to the Merger, such as legal, accounting, financial advisory and integration costs that have already been incurred or will continue to be incurred until closing;
•disruption to our business and operations, including diversion of management attention and resources;
•potential litigation relating to the Merger that could prevent or delay the Merger or otherwise negatively impact the Company’s business;
•possibly foregoing certain business opportunities or strategic transactions that we might otherwise pursue absent the pending Merger; and
•other developments beyond our control, including, but not limited to, general competitive, economic, political and market conditions and fluctuations.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including the fact that, if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.
Failure to complete the Merger could adversely affect our business and the market price of Company Common Stock.
There can be no assurance that the conditions to consummating the Merger will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied. The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including but not limited to (i) the failure to obtain the approval of the Merger Agreement by our stockholders, (ii) the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals), (iii) potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and (iv) the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a material adverse effect on our business would permit Parent not to close the Merger.

Table of Content
The Merger Agreement contains certain termination rights for us and the Parent, including, among others, the right to terminate the Merger Agreement by us or the Parent if the Merger has not been consummated on or before February 11, 2026. If the Merger Agreement is validly terminated under certain circumstances, we may be required to pay a termination fee of $47 million. In addition, Parent is to provide an equity financing and a debt financing for the purpose of financing the Merger and the failure to complete such equity financing or debt financing may impact the ability of the parties to complete the Merger.
If the Merger is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including: (i) adverse reactions from the financial markets, including negative impacts on our stock price; (ii) investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger; (iii) the requirement that we pay a termination fee if the Merger Agreement is terminated in certain circumstances; and (iv) the fact that matters relating to the Merger will require substantial commitments of time and resources by management which could otherwise have been devoted to ongoing operations and other opportunities that may have been beneficial to us.
Potential litigation instituted against us and our directors challenging the Merger may prevent the Merger from becoming effective within the expected timeframe or at all.
Potential litigation related to the Merger may result in injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the Merger. Such relief may prevent the Merger from becoming effective within the expected timeframe or at all. In addition, defending against such claims may be expensive and divert management's attention and resources, which could adversely affect our business. The outcome of any such litigation is uncertain, and there can be no assurance that we will prevail in defending against any such future claims.
While the Merger is pending, the Company will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of the Company.
Due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, the Company may be unable (without the prior written consent of the Parent), during the pendency of the Merger, to pursue certain actions, even if such actions would prove beneficial and may cause the Company to forego certain opportunities it might otherwise pursue. In addition, the pendency of the Merger may make it more difficult for the Company to effectively retain and incentivize key personnel and may cause distractions from the Company’s strategy and day-to-day operations for its current employees and management.
Regulatory approvals of the Merger may not be received, may take longer than expected, or may impose conditions that are not presently anticipated.
Consummation of the Merger is subject to the completion of certain governmental and regulatory clearance procedures, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Receipt of such approvals could be delayed or not obtained at all, including due to an adverse development in regulatory standing or in any other factors considered by regulators when granting such approvals. The approvals that are granted may impose terms and conditions, limitations, obligations or costs. There can be no assurance that regulators will not impose any such conditions, limitations or obligations and that such conditions, limitations or obligations will not have the effect of delaying the completion of the Merger.
In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.
Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of $47 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

Table of Content
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Parent.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay a material portion of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, prospects, financial condition and results of operations.

Table of Content
Risks Related to Our Strategy and Industry
Lending volume is subject to various economic factors, including elevated interest rates, and lending volumes may remain low in 2025, which could adversely affect our business.
Factors that adversely impact lending volumes include reduced consumer and investor demand for loans, more stringent underwriting guidelines, supply chain shortages for goods subject to financing, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, and other macroeconomic factors.
In addition, interest rates are influenced by a number of factors, particularly monetary policy, and many economists predict that interest rates on mortgage and non-mortgage loans will not fall meaningfully until the Federal Reserve meaningfully lowers the Federal Funds Rate. The Federal Reserve began to lower the Federal Funds Rate after maintaining elevated levels to combat higher than expected inflation in the United States in 2024. However, the Federal Reserve has expressed concerns recently over inflation and there is no guarantee that the Federal Reserve will lower the Federal Funds Rate in the future. For example, the Federal Reserve held the Federal Funds Rate at its current rate at the Federal Open Market Committee Meetings in 2025, citing concerns of elevated inflation and economic uncertainty. Elevated interest rates have reduced the volume of new mortgage and non-mortgage loans originated, and further increases in interest rates, increases in economic uncertainty or an increase in unemployment could reduce the volume of loans originated.
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
Our overall performance depends on economic and political conditions, which are beyond our control and may be difficult or impossible to forecast. The United States and other key international economies have experienced significant economic and market downturns and periods of uncertainty, including recently in connection with elevated interest rates and inflation, and the recent announcements or imposition of new and reciprocal tariffs, and are likely to experience additional cyclical downturns from time to time, in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, inflation, fluctuations in interest rates, reduced corporate profitability, volatility in credit and equity markets, bankruptcies, and overall uncertainty. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Macroeconomic or political developments can arise suddenly, as did the conditions associated with the fluctuating rates of inflation and announcement of tariffs and reciprocal tariffs by governments, and the full impact can be difficult to predict. Changes in laws, policies and regulations, including in connection with changes in policies and regulations imposed by the U.S. Congress, the Trump administration, or any new administration, and adverse macroeconomic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher or fluctuating interest rates, high unemployment, and currency fluctuations have in the past and may in the future adversely impact the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase our software solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, or impact the demand for our customers’ services, any of which could adversely affect our results of operations. In addition, changes in laws, regulations, and governmental policies may require us to devote significant time and resources to modify our solutions to reflect such changes in law, regulations, and governmental policies. As a result, our operating results are sensitive to changes in political and macroeconomic conditions that impact our customers’ technology spending and overall usage, volume, and type of transactions handled or processed using our software solutions.

Table of Content
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
The detection, prevention, and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional financial burdens due to additional direct and indirect costs, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. Furthermore, cybersecurity incidents, data breaches, and other compromises could expose us to legal, regulatory, and financial exposure and liability, notification requirements to affected stakeholders (including affected individuals, customers, investors, and regulators), third-party claims and lawsuits, indemnification, or other claims from customers and other third parties, regulatory investigations or proceedings, fines, or other actions or liabilities, which could adversely affect our business and results of operations. A growing number of legislators and regulators are adopting laws and regulations addressing, and have focused enforcement efforts on, the development and adoption of AI technologies and use of such technologies in compliance with ethical standards and societal expectations. For example, U.S. states and the federal government have a wide variety of measures to regulate various facets of AI development, deployment, and use in recent years, and it is possible that new laws and regulations will be adopted in the near future, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we and our customers use our AI technologies, our financial condition, and our results of operations, including as a result of the cost to comply with such laws or regulations.
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

Table of Content
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
We have a significant amount of goodwill and other intangibles. Our goodwill and other intangible asset balances as of June 30, 2025, were approximately $610.1 million and $177.1 million, respectively. We test goodwill at least annually, as of October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. Testing involves estimates and judgments by management. Such assets are considered to be impaired when the carrying value of an intangible asset exceeds its estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. While no impairment has been recorded in the consolidated financial statements included in this Quarterly Report on Form 10-Q, any future impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

Table of Content
Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.
We recognize deferred tax assets when it is considered more likely than not that the tax benefit will be realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. After analyzing all available evidence, we have determined that it is more likely that we would not be able to utilize all of our deferred tax assets prior to the expiration of such assets and therefore we have recorded a partial valuation allowance on our deferred tax assets as of June 30, 2025 and December 31, 2024. The amount of the deferred tax asset considered realizable, and therefore the amount of the valuation allowance recorded against our deferred tax assets, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
Our ability to use our net operating loss carryforwards and other tax attributes may be limited.
We may be unable to fully use our net operating loss, or NOL, carryforwards, if at all. Under Section 382 and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined under Section 382 and applicable U.S. Treasury regulations as a greater than 50% change, by value, in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other applicable pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. We completed an analysis under Section 382 through December 31, 2024, confirming no ownership changes have occurred since our initial public offering in 2021. If the Company undergoes an ownership change and if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the U.S. state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
During the year ended December 31, 2024 and six months ended June 30, 2025, we have implemented process improvements throughout our revenue cycle work stream and have designed and implemented key controls to address our highest risk areas in order to work towards remediating the material weakness noted above. Through June 30, 2025, we have assessed our remediation progress and while we have made significant progress, we continue to make adjustments to further strengthen their efficacy, and have not yet determined that the material weakness has been remediated. We will not be able to fully remediate the material weakness until our remediation efforts have been completed and the controls have been operating effectively for a sufficient period of time.
Furthermore, while we have made progress in enhancing our controls and systems since our initial public offering, we will need to continue to invest additional time, effort, and financial resources to meet our ongoing public reporting obligations. We have worked with both internal and external subject matter experts to help identify and address the areas requiring process improvement and additional controls. Nonetheless, the rapid growth and increased complexity of our business will continue to require a high level of scrutiny for our finance and accounting functions, which may result in additional future control deficiencies, significant deficiencies and/or material weaknesses. We may need to hire additional personnel with appropriate experience, seniority and skill levels to remediate the control deficiencies we have identified or to help identify, manage and control other potential deficiencies in our internal controls in the future. The Company has incurred expenses for services performed by third party consultants to remediate the material weakness of $2.1 million during the year ended December 31, 2024 and $2.2 million during the six months ended June 30, 2025.

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
Changes in applicable U.S. federal, state, and local income taxation laws, rules, or regulations, or their interpretation and application, which changes may have possible retroactive effect, could adversely affect our tax expense and profitability. Since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. For example, many provisions of the Tax Cuts and Jobs Act of 2017, or TCJA, or the Inflation Reduction Act of 2022, or IRA, still require guidance through the issuance or finalization of regulations by the U.S. Department of the Treasury in order to fully assess their effects. There may be substantial delays before such regulations are promulgated or finalized as well as proposed technical corrections or other legislation, resulting in uncertainty as to their ultimate effects. Under the TCJA, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and may have an impact on future cash tax liabilities. Certain provisions of the TCJA are temporary and subject to expiration unless extended by the U.S. Congress, and any failure to extend such provisions or enact new tax legislation could result in increased tax liabilities and materially affect our financial results. For example, the potential expiration of corporate tax provisions enacted under the TCJA after 2025, combined with any negative impacts from the broad range of tax reform provisions in the “One Big Beautiful Act of 2025”, which we are still evaluating for its impact on the Company, may materially increase our future tax burden. The IRA includes a 15% corporate alternative minimum tax for companies with modified United States generally accepted accounting principles, or GAAP, net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits, each of which still require guidance and finalization of regulations by the U.S. Department of the Treasury. Currently, we are not subject to the corporate alternative minimum tax, have determined the 1% excise tax on certain stock repurchases to be immaterial to our business or stock repurchase program, and are evaluating the applicability and impact of the IRA’s additional tax provisions. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have an adverse effect on our financial position. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in tax laws on an investment in our common stock.

Table of Content
Risks Related to Potential Conflicts of Interests and Related Parties
Thoma Bravo has a significant influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
As of August 4, 2025, Thoma Bravo and its related entities beneficially own, in the aggregate, approximately 39.0% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
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
The trading price of our common stock may fluctuate substantially in response to numerous factors, many of which may be beyond our control and may not be related to our operating performance, including:
•the potential for significant changes in U.S. governmental regulations, laws, or policy and monetary policy by the Federal Reserve, including any increases in interest rates;
•general economic and political conditions and trends, including changes in interest rates, consumer borrowing habits, and the announcement or imposition of new or increased international tariffs and retaliatory tariffs;
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
•sales of large blocks of our common stock in the public market or the perception that these sales might occur, including by key personnel or the Thoma Bravo Funds;
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
•major catastrophic events in domestic and foreign markets, including, for instance, the ongoing military conflict between Ukraine and Russia, the Israel-Hamas war, conflict between Israel and Iran, or conflict escalation in the Middle East; and
•the other factors described in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
In February 2025, our board of directors approved a new stock repurchase program under which we are authorized to purchase up to $129.5 million of our common stock from time to time, superseding all prior authorized stock repurchase programs. As of June 30, 2025, there was an aggregate of approximately $76.4 million remaining for repurchase under our stock repurchase program.
Our stock repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. Further, our stock repurchases could affect our stock trading prices, increase their volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock. Additionally, we do not expect that the impacts of the IRA’s excise tax on our stock repurchase program, or the regulations issued by the U.S. Department of the Treasury concerning the excise tax, will have a material impact on our results of operations.
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

Table of Content
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
The following table summarizes the stock repurchase activity for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands) (1)
April 1 to April 30, 2025	—	$—	—	$129,500
May 1 to May 31, 2025	312,123	$16.52	312,123	$124,344
June 1 to June 30, 2025	2,823,460	$16.87	2,823,460	$76,720
Total	3,135,583		3,135,583	$76,720

(1) In February 2025, our board of directors authorized a new stock repurchase program to acquire up to $129.5 million of our common stock, superseding all prior authorized stock repurchase programs, with no fixed expiration date and no requirement to purchase any minimum number of shares. Shares may be repurchased under the stock repurchase program through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The table above does not include $0.3 million of excise taxes that will be paid from program funds.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Table of Content
Exhibit Index

Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Registrant.	10-Q	3.1	September 7, 2021

3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant.	10-Q	3.2	August 8, 2024

3.3	Bylaws of the Registrant.	S-1	3.3	April 30, 2021

4.1	Specimen Common Stock Certificate.	S-1	4.1	April 30, 2021

4.2	Registration Rights Agreement, dated May 31, 2018, by and among the Registrant and certain of its stockholders.	S-1	4.2	April 30, 2021

4.3	Amendment No. 1 to Registration Rights Agreement, dated as of December 28, 2023, by and among the Registrant and certain of its stockholders.	S-3	4.2	December 28, 2023

10.1†	Transition Agreement by and between the Registrant and Nicolaas Vlok, dated as of May 9, 2025.	8-K	10.1	May 12, 2025

10.2†	Amended and Restated Employment Agreement by and between the Registrant and Laurence E. Katz, dated as of May 9, 2025.	8-K	10.2	May 12, 2025

10.3†	Non-Employee Director Compensation Policy.	—	—	Filed herewith

10.4	Refinancing Amendment and Second Amendment to Credit Agreement, dated June 17, 2025.	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).	—	—	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	Filed herewith

Table of Content

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	Filed herewith
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

MERIDIANLINK, INC.

Dated: August 11, 2025	By:	/s/ Nicolaas Vlok
	Name:	Nicolaas Vlok
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2025	By:	/s/ Elias Olmeta
	Name:	Elias Olmeta
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)